Form 10-K
period 1999-12-31
PORT FINANCIAL CORP
filed 2000-03-30
CIK 1099517

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
       (Mark One)

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ________ to ________

                        COMMISSION FILE NUMBER 000-29343

                              PORT FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

       Massachusetts                                Application Pending
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

            689 Massachusetts Avenue, Cambridge, Massachusetts 02139
                (Address of principal executive office-zip code)
                            Telephone (617) 661-4900

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   No X .
                                             ---  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K [X]

     As of December 31, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was zero.

     As of December 31, 1999, no shares of Registrant's common stock were outstanding.

                              PORT FINANCIAL CORP.
                           ANNUAL REPORT ON FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                           Page
PART I ....................................................................   1
       ITEM 1.     BUSINESS ...............................................   1
       ITEM 2.     PROPERTIES .............................................  41
       ITEM 3.     LEGAL PROCEEDINGS ......................................  42
       ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....  42

PART II ...................................................................  42
       ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS ....................................  42
       ITEM 6.     SELECTED FINANCIAL AND OTHER DATA ......................  43
       ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS ....................  45
       ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK ............................................  57
       ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............  58
       ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE ....................  58

PART III ..................................................................  58
       ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .....  58
       ITEM 11.    EXECUTIVE COMPENSATION .................................  60
       ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT .........................................  65
       ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........  65

PART IV ...................................................................  65
       ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                   ON FORM 8-K ............................................  65

                                     PART I

ITEM 1.  BUSINESS

General

     Port Financial Corp. is a Massachusetts-chartered stock holding company, to be formed upon the completion of the conversion of Cambridgeport Mutual Holding Company from a mutual holding company to a stock holding company structure. Upon completion of the conversion, Port Financial Corp. will own all of the capital stock of Cambridgeport Bank. Port Financial Corp. will be a registered bank holding company with the Federal Reserve Board.

     Cambridgeport Bank is a Massachusetts-chartered stock savings bank, chartered in 1853. We are headquartered in Cambridge, Massachusetts, a suburb of Boston. Our deposits are insured by the FDIC up to applicable legal limits and by the Depositors Insurance Fund in excess of such amounts. We are examined and regulated by the Division of Banks of the Commonwealth of Massachusetts and the FDIC.

     We are a community-oriented bank providing retail and business customers with value-driven products and services to meet customer needs. We provide a wide variety of deposit products, residential mortgage loans, commercial real estate loans, commercial loans and consumer loans to our customers in the cities and towns around Cambridge, Massachusetts. Over the past five years, we have more than doubled our branch network from four full service bank offices to ten full service bank offices and one Telebanking Center. We have strategically located our branch offices in cities and towns with a strong base for real estate lending and deposit growth and where community bank competition has been reduced by a consolidating banking industry. Our branch expansion has increased our customer base and allowed us to increase our profitability by shifting our mix of assets more towards higher yielding loans relative to investment securities. As of December 31, 1999, approximately 76.6% of our total assets were invested in loans. These loans are funded primarily by deposits with some reliance on FHLB borrowings. Our total deposits amounted to $621.3 million at December 31, 1999 while borrowings totaled $55.9 million on that date.

     Our branch expansion and broadened customer base has also enabled us to diversify our loan portfolio without sacrificing asset quality or capital strength. As of December 31, 1999, 36.5% of our loan portfolio consisted of commercial real estate loans and 10.7% consisted of home equity lines of credit. Non-performing assets were .02% of total assets while our Tier 1 leverage capital ratio was 10.4% on that date.

     Our revenues are derived principally from interest on our loans and mortgage-backed securities and interest and dividends on our investment securities. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities, funds provided by operations and borrowings. We also use borrowings from the Federal Home Loan Bank as a source of funds for loans, investments and other assets. The largest component of our expenses is the interest that we pay on deposits.

Business Strategy

The following are highlights of our operating strategy:

     .    Community Banking and Customer Service

     Since 1853, we have met the banking needs of Cambridge and its surrounding communities. We are a service-oriented bank providing retail and business customers with value-driven products and services designed to create long-term, profitable relationships. Our focus is to develop core banking relationships by securing checking accounts and then to provide customers appropriate loan and other services from among a full array of banking products. In this regard, we offer residential mortgage loans, commercial real estate loans and business banking loans and services to customers throughout eastern Massachusetts. With the recent mergers and consolidations of banks in our market, we believe that our community-oriented approach to banking may help us to increase our market share of retail consumers and business customers.

     .    Residential Lending

     Cambridgeport Bank emphasizes the origination of residential mortgage loans. At December 31, 1999, we had $297.3 million of residential mortgage loans, representing 50.9% of our total loan portfolio. Our strategy is to offer customers a broad range of mortgage products including adjustable and fixed-rate loans and jumbo loan products. We utilize mortgage originators to call on real estate brokers and other key referral sources. In addition, our branch staff is trained to prequalify potential mortgage borrowers and actively refer new lending relationships to the mortgage department. Our Telebanking Center is equipped with a special toll-free number for loan customers and handles information requests and accepts mortgage applications over the telephone.

          We also offer home equity lines of credit to complement our mortgage services. At December 31, 1999, we had $62.5 million of outstanding borrowings under home equity lines of credit representing 10.7% of our portfolio.

     .    Commercial Real Estate Lending

     Beginning in 1994, we developed an expertise in commercial real estate lending throughout the Boston metropolitan area as a means to increase the yield on our loan portfolio and diversify our assets. Currently the commercial real estate portfolio represents a significant portion of our lending activity. At December 31, 1999, there were 247 loans in the commercial real estate portfolio which totaled $213.6 million, or approximately 36.5% of our total loan portfolio. The average size of commercial real estate loans in our portfolio was approximately $891,000. Approximately 38% of our commercial real estate portfolio was secured by properties located in the City of Boston. Properties in Cambridge secured about 18% of the portfolio. The remainder was secured by properties located elsewhere in our market area.

     .    Business Banking

     We plan to increase our emphasis on business banking and to utilize our existing branch franchise to provide expanded commercial deposit products and services to business customers. Our service-oriented relationship banking philosophy is targeted to capture business customers disenfranchised by recent bank mergers. We have recently hired two senior commercial banking officers who have extensive experience in establishing commercial banking centers and generating and administering business banking for large Boston-based commercial banks. These senior officers will work to enhance our operational infrastructure and our loan production capabilities, so we can both expand relationships with current business customers and attract new relationships. We will also hire additional personnel to serve our business customers. We currently offer traditional lending products such as lines of credit and term loans and we will be expanding our services in 2000 by introducing cash management services, sweep accounts and business banking using the Internet, which will benefit our customers and increase our non-interest income.

     .    Business Diversification Strategies

     We plan to become a broader provider of financial services, enhancing our ability to attract and retain both retail and commercial customers and diversifying our income stream. We intend to increase both our customer base and our share of customers' financial services business by offering a diverse range of products and services that formerly were offered only by insurance companies and securities brokerage firms. We will continue to offer various uninsured investment and insurance products, including fixed-rate and variable annuities and mutual funds, through a relationship with a third-party broker-dealer that serves both retail and business customer needs for investment products. In addition, we have applied to the Commissioner of Banks for permission to conduct expanded insurance activities.

     .    Expanded Delivery Systems

     To serve our existing customers better and to complement our expanded product line and presence in the business banking market, we will increase the channels through which we deliver products and services. The increased use of alternative delivery channels has simplified and reduced the costs of financial transactions for consumers, businesses and financial institutions. In addition to conducting financial transactions at branch offices, customers are increasingly using ATMs and online banking. In response to these trends, we offer 24 hour telebanking services which provide our customers with continuous access to their accounts through the use of a touch tone telephone. We plan to introduce an internet home banking product which will give our customers access to their accounts and the ability to conduct account transactions such as online bill payment and electronic funds transfers. Business banking customers will also have access to an internet banking service tailored to their needs.

     .    Asset Quality

     We have a commitment to conservative loan underwriting policies and investing in high grade assets. As a result of such practices and a relatively stable economy, at December 31, 1999, we had $128,000 in non-performing assets and a ratio of allowance for possible loan losses to total loans of 1.21%.

     .    Interest Rate Strategy

     We seek to maintain an acceptable balance between maximizing potential yield and limiting exposure to changing interest rates. To reduce the risk that our earnings will be impacted if interest rates change, we:

          . sell most of our fixed-rate one - to four-family mortgage loans rather than retain them in our loan portfolio;

          . emphasize investments with adjustable-rates and/or short and intermediate-term maturities of less than ten years;

          . structure most of our commercial real estate loans with adjustable-rates; and

          . offer home equity credit lines with variable rates indexed to the prime rate.

Market Area

     Consistent with large metropolitan areas in general, the economy in our market area is based on a mixture of service, manufacturing, wholesale/retail trade, and state and local government. The market area suffered a downturn in terms of economic activity and real estate values in the late 1980s and early 1990s-in lockstep with the national recession. However, more recently, the Boston economy has flourished in line with the national economic expansion and a resulting increase in demand for the products and services produced by the Boston economy, particularly with respect to the technology and financial services sectors. Maintaining operations in a large metropolitan area serves as a benefit to us in periods of economic growth, while at the same time fostering significant competition for the financial services provided by us.

     Our primary market area is representative of the Boston metropolitan area, with employment primarily in services, wholesale/retail trade and manufacturing sectors. Our market area also has a high concentration of white collar professionals who work at the numerous colleges and universities, hospitals and medical care companies, financial services firms, and high technology companies located in the Boston metropolitan area. Service jobs represent the largest employment sector in both of the primary market counties, with jobs in wholesale/retail trade accounting for the second largest employment sector. The manufacturing industry, once the backbone of local economy, remains a notable employment sector in both Middlesex and Norfolk Counties. Manufacturing employment has experienced a decline in our primary market during the 1990's, reflecting the general trend of a shrinking manufacturing basis throughout the northeast. However, the number of manufacturing jobs increased in both Norfolk and Middlesex Counties during 1997. Population growth has facilitated job growth in most sectors of the local economy, with services, wholesale/retail trade, financial services and construction all reflecting strong job growth in our primary market area.

     We believe that the relative affluence of our market area and recent population and job growth provide significant opportunities for profitable household banking relationships. The median household and per capita income levels in Middlesex and Norfolk Counties, the primary two counties of our market area, were higher than the comparative medians for Massachusetts and the U.S. However, in comparison to the U.S. and Massachusetts, growth in household income was lower for Middlesex and Norfolk Counties from 1990 to 1999. Based on the projections of CACI, household income for both Middlesex and Norfolk Counties will increase over the next five years, but will continue to increase at a slower pace than the projected growth rates for Massachusetts and the U.S. Unemployment rates in Middlesex and Norfolk Counties are lower than comparative measures for Massachusetts and the U.S.

Competition

     We face intense competition both in making loans and attracting deposits. Eastern Massachusetts has a high concentration of financial institutions, many of which are branches of large money centers and regional banks which have resulted from the consolidation of the banking industry in Massachusetts and surrounding states. Some of these competitors have greater resources than we do and may offer services that we do not provide.

     Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. Our most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies.

Lending Activities

     Loan Portfolio Composition. Our loan portfolio consists of one- to four-family residential first mortgage loans, commercial real estate loans, consumer loans and commercial loans.

     At December 31, 1999, we had total loans of $584.4 million, of which $297.3 million were residential mortgage loans. Outstanding advances under home equity credit lines totaled $62.5 million. Loans secured by mortgages on commercial real estate totaled $213.6 million. The remaining portion of our loan portfolio at December 31, 1999 consisted of consumer loans totaling $6.0 million and commercial loans of $1.3 million.

     Our loans are subject to federal and state law and regulations. The interest rates we charge on loans are affected principally by the demand for loans, the supply of money available for lending purposes and the interest rates offered by our competitors. These factors are, in turn, affected by general and local economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

     Loan Portfolio. The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

                                                                                 At December 31,
                                --------------------------------------------------------------------------------------------------
                                       1999                1998               1997                 1996                1995
                                ------------------  ------------------  ------------------  ------------------  ------------------
                                          Percent             Percent             Percent             Percent             Percent
                                            of                  of                  of                  of                  of
                                 Amount    Total     Amount    Total     Amount    Total     Amount    Total     Amount    Total
                                -------- ---------  -------- ---------  -------- ---------  -------- ---------  -------- ---------
                                                                 (Dollars in thousands)
Real estate loans:
Residential(1) ................ $297,313   50.87%   $246,917   49.04%   $208,124   49.04%   $159,271   51.24%   $156,031   56.26%
  Home equity lines of credit..   62,458   10.69      56,502   11.22      60,875   14.34      46,745   15.04      39,386   14.20
  Commercial ..................  213,567   36.54     189,275   37.59     144,292   34.00      91,528   29.45      69,732   25.14
  Construction                     3,716    0.64       2,741    0.55       1,940    0.46       2,692    0.86         988    0.35
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
    Total real estate loans ... $577,054   98.74%   $495,435   98.40%   $415,231   97.84%   $300,236   96.59%   $266,137   95.95%
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------

Other loans:
  Commercial...................    1,348    0.23         724    0.15         581    0.14         807    0.26         775    0.28
  Consumer.....................    6,046    1.03       7,310    1.45       8,576    2.02       9,787    3.15      10,451    3.77
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
    Total other loans .........    7,394    1.26       8,034    1.60       9,157    2.16      10,594    3.41      11,226    4.05
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
      Total loans ............. $584,448  100.00%   $503,469  100.00%   $424,388  100.00%   $310,830  100.00%   $277,363  100.00%

Less:
  Net deferred loan fees.......      338                 446                 294                 240                 321
  Allowance for loan losses ...    7,081               6,633               4,907               4,269               4,074
                                --------            --------            --------            --------            --------
    Total loans, net .......... $577,029            $496,390            $419,187            $306,321            $272,968
                                ========            ========            ========            ========            ========

-------------------------
(1)  Includes loans held for sale.

     Loan Maturity and Repricing. The following table shows the repricing dates or contractual maturity dates of Cambridgeport Bank's loans as of December 31, 1999. The table does not reflect prepayments or scheduled principal amortization.

                                                                      At December 31, 1999
                                 ---------------------------------------------------------------------------------------------
                                               Home Equity
                                 Residential     Line of     Commercial    Construction   Commercial   Consumer
                                    Loans        Credit      Real Estate     and Land       Loans        Loans        Totals
                                 ----------    -----------   -----------   ------------   ----------   ----------   ----------
                                                                         (In thousands)
Amounts due:
   Within one year ............  $ 23,672      $ 62,458      $  5,500      $  3,716      $    194      $  4,826      $100,366

After one year:
  One to three years ..........    60,627             -        47,745             -           201         1,033       109,606
  Three to five years .........   137,198             -       115,365             -           553           187       253,303
  Five to ten years ...........    62,920             -        44,504             -             -             -       107,424
  Ten to twenty years .........     8,683             -           453             -           400             -         9,536
  Over twenty years ...........     4,213             -             -             -             -             -         4,213
                                 --------      --------      --------      --------      --------      --------      --------
Total due after one year ......   273,641             -       208,067             -         1,154         1,220       484,082
                                 --------      --------      --------      --------      --------      --------      --------

Total amount due:                $297,313      $ 62,458      $213,567      $  3,716      $  1,348      $  6,046      $584,448
                                 ========      ========      ========      ========      ========      ========      ========

Less:
  Net deferred loan
     origination costs ........                                                                                           338
Allowance for loan losses .....                                                                                         7,081
                                                                                                                     --------

Loans, net ....................                                                                                      $577,029
                                                                                                                     ========

     The following table presents, as of December 31, 1999, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2000 and whether such loans have fixed interest rates or adjustable interest rates.

                                         Due After December 31, 2000
                                     -----------------------------------
                                       Fixed     Adjustable      Total
                                     ---------  -----------   ----------
                                               (In thousands)
Real Estate Loans
  Residential ....................     38,150      235,491      273,641
  Home equity lines of credit ....         --           --           --
  Commercial real estate .........     24,332      183,735      208,067
  Construction ...................         --           --           --
                                      -------     --------     --------
     Total real estate loans .....     62,482      419,226      481,708
                                      -------     --------     --------
Other Loans
  Commercial .....................      1,154           --        1,154
  Other consumer loans ...........      1,220           --        1,220
                                      -------     --------     --------
     Total other loans ...........      2,374           --        2,374
                                      -------     --------     --------

Total loans ......................     64,856      419,226      484,082
                                      =======     ========     ========

     Residential Mortgage Loans and Originations. We emphasize the origination of first and second mortgages secured by one- to four-family properties primarily within eastern Massachusetts. As of December 31, 1999, loans on residential properties accounted for 50.9% of our total loan portfolio.

     Our mortgage origination strategy is to offer a broad array of products to meet customer needs. These products include adjustable-rate loans which are held in our portfolio, fixed-rate loans sold to investors with servicing released for fee income, and fixed-rate loans sold to the secondary market where we retain the servicing rights. In 1998, we introduced a "mini-mortgage" product to take advantage of the high volume of mortgage refinancings. Mini-mortgages are loans with fixed terms of up to 15 years and loan amounts up to $250,000. Mini-mortgages are first position mortgages with loan-to-value ratios under 70% and which we hold in our portfolio.

     Our originations of all types of residential first and second mortgages amounted to $144.5 million for the 1999 fiscal year, $201.4 million in 1998 and $109.6 million in 1997. Due to the low interest rate environment, a significant portion of loans originated in 1998 and 1999 were refinances, including refinances of our existing portfolio loans and loans in our servicing portfolio. The average size of our residential mortgage loans originated in 1999 was $181,290.

     We utilize a variety of strategies to originate new mortgage loans including third-party alliances with mortgage lenders, dedicated mortgage originators, branch referrals, Telebanking mortgage specialists and targeted advertising. Our mortgage originators develop referrals from real estate brokers, attorneys, past customers and other key referral sources. Originators are also assigned a branch in order to process mortgage referrals made by our branch staff. In addition, we market our mortgage capabilities in appropriate media highlighting our toll-free Telebanking number. Our Telebanking Center has a specialized loan staff which handle mortgage inquiries and preapprovals, and are equipped to take telephone applications for mortgages as well as home equity products.

     We have invested in automated mortgage origination software allowing us to take applications via a personal computer at a customer's home or office. In addition, our software interfaces with Fannie Mae's automated underwriting software allowing us to make loan decisions quickly and often reducing the documentation required from the borrower. We believe our investment in automation makes the mortgage loan process efficient and fast, thereby improving the quality of service to our customers.

     We offer a variety of mortgage products to allow customers to select the best product for their needs. A description of the products and underwriting guidelines are highlighted below:

     Adjustable-Rate Mortgage Loans. We offer a variety of adjustable-rate mortgage (ARM) products that initially adjust after one, three, five, seven or ten years. After the initial term, ARM loans generally adjust on an annual basis at a fixed spread over the monthly average yield on United States Treasury securities. The adjusted rates are based on a constant maturity of one year (constant treasury maturity index). The interest rate adjustments are generally subject to a maximum increase of 2% per adjustment period and the aggregate adjustment is generally subject to a maximum increase of 6% over the life of the loan. The initial interest rates on our ARM loans are frequently below the interest rate that we determine by a fixed spread above the monthly constant treasury maturity index. We originated $95.1 million in one- to four-family ARM loans in the 1999 fiscal year. At December 31, 1999, 86.9% of our residential mortgage loans in our portfolio were ARM loans.

     Generally, we offer ARM loans in amounts up to $1.0 million depending on the loan-to-value ratio and the type of property. The loan-to-value ratio is the loan amount divided by the lower of (a) the appraised value of the property or
(b) the purchase price of the property. The loan-to-value ratio is commonly used by financial institutions as one measure of potential exposure to risk.

     Loans on owner-occupied one- to four-family homes of up to $450,000 are generally subject to a maximum loan-to-value ratio of 80%. However, we may make loans with loan-to-value ratios above 80% if the borrower obtains private mortgage insurance. All loans above $500,000 require two outside appraisals and the lower value is used to determine the loan-to-value ratio. On loan amounts between $450,000 and $650,000, our maximum loan-to-value ratio accepted is 75%. For loans between $650,000 and $850,000, our maximum loan-to-value ratio accepted is 70%. For loan amounts over $850,000, the maximum loan-to-value ratio accepted is 60%. As of December 31, 1999, the average loan size of our one- to four-family mortgage loans held in portfolio was $144,748.

     All ARM loans are underwritten using specifications set by Fannie Mae. Generally, our ARM loans with loan balances below the Fannie Mae maximum loan standard ($240,000 for a single-family property) are conforming loans maintained in our portfolio. Jumbo loans (amounts above the secondary market conforming standards) are considered non-conforming but may be saleable to other investors. As of December 31, 1999, we had approximately $137.9 million in ARM loans in portfolio with balances above the Fannie Mae maximum loan amount standard of $240,000.

     Fixed-Rate Mortgages Sold Servicing Released. We offer a variety of fixed-rate products that we sell to investors on a servicing released basis. These loans are underwritten to the investors' standards and are sold to the investor after the loan closes. Gains on sales of residential loans amounted to $592,000 of our non-interest income for the 1999 fiscal year.

     Fixed-Rate Mortgages Sold with Servicing Retained. We are an approved seller/servicer for both Fannie Mae and the Federal Home Loan Mortgage Corp. (Freddie Mac). Our fixed-rate loans are underwritten to comply with Fannie Mae/Freddie Mac standards for sale to these investors.

     Mini-Mortgages. In 1998, we introduced a mini-mortgage product targeted at borrowers whose loan balances are $250,000 or less and properties with loan-to-value ratios under 70% in order to take advantage of the large volume of mortgage refinancings. The property value is determined by use of a property tax assessment or an appraisal. These loans use a simplified loan application similar to fixed-rate home equity loans and have lower fees than a conventional mortgage. Applications are reviewed as if they were fixed-rate home equity loans where income and asset information is verified and credit reports are evaluated to ensure credit quality. Borrowers are also evaluated based on debt-to-income ratios as outlined in our underwriting policy similar to our mortgage underwriting guidelines. Terms are fixed for 10 to 15 years fully amortizing. The rates charged on mini-mortgages are generally higher than conventional fixed-rate mortgage loans. As of December 31, 1999 mini-mortgages in our portfolio amounted to $26.3 million or 8.8% of total residential mortgage loans.

     In addition to our standard mortgage products, we offer mortgage programs designed to address the credit needs of low-to moderate-income home mortgage applicants, first-time home buyers and low- to moderate-income home improvement loan applicants. We define low- to moderate-income applicants as borrowers residing in low- to moderate-income census tracts or households with income not greater than 80% of the median income in the county where the subject property is located. Among the features of the low- to moderate-income home mortgage and first-time home buyer's programs are reduced rates, lower down payments, reduced fees and closing costs, and generally less restrictive requirements for qualification compared to our traditional one- to four-family mortgage loans. For instance, some of these programs currently provide for loans with up to 95% loan-to-value ratios and rates which are 25 to 75 basis points lower than our traditional mortgage loans. During the 1999 fiscal year, we originated $45.0 million in mortgage loans to home buyers under these programs.

     Fixed-Rate Home Equity Loans and Second Mortgages. We offer fixed-rate home equity loans and second mortgages in amounts up to $250,000 secured by owner-occupied one- to four-family residences. The maximum term offered is 10 years. At December 31, 1999, these loans totaled $4.0 million or 1.3% of our residential mortgage portfolio. Generally, fixed-rate home equity loans have higher rates of interest than conventional mortgages. The underwriting terms are similar to those used to originate first mortgages.

     Home Equity Credit Lines. We offer home equity lines of credit as a complement to our one- to four-family lending activities. We believe that offering home equity credit lines helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. Home equity credit lines provide adjustable-rate loans secured by a first or second mortgage on owner-occupied one- to four-family residences located primarily in eastern Massachusetts. As of December 31, 1999, 84.8% of our home equity credit lines were secured by first mortgages. Home equity credit lines enable customers to borrow at rates tied to the prime rate as reported in The Wall Street Journal. Generally, the maximum home equity credit line we offer is $250,000. The underwriting standards applicable to home equity credit lines generally are the same as one- to four-family first mortgage loans, except that the combined loan-to-value ratio, including the balance of the first mortgage, cannot exceed 80% of the appraised or tax assessed value of the property. Generally, our home equity credit lines have a ten-year advance period and repayment period and are renewable in five-year increments.

     Commercial Real Estate Loans. We originate commercial real estate loans secured by properties located primarily in the Boston metropolitan area. We generally make loans on existing properties that have identifiable cash flows. In underwriting commercial real estate loans, we consider not only the property's historic cash flow, but also its current and projected occupancy, location and physical condition. We generally lend up to a maximum loan-to-value ratio of 80% on commercial properties and require a minimum debt coverage ratio of 1.25%. At December 31, 1999, we had 247 loans in our commercial real estate portfolio. The average loan size was approximately $865,000. Approximately 38% of our $213.6 million commercial real estate portfolio was secured by property located in the City of Boston (Suffolk County) and 18% was secured by property in Cambridge. The remainder was secured by property located elsewhere in our market area. Our largest loan is a commercial real estate loan with an outstanding balance of $5.5 million at December 31, 1999 which was secured by a commercial property located in Belmont, Massachusetts.

     Commercial real estate lending involves additional risks compared with one- to four-family residential lending. Payments on loans secured by commercial real estate properties often depend on the successful management of the properties, on the amount of rent from the properties, or on the level of expenses needed to maintain the properties. Repayment of such loans may therefore be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. In order to mitigate this risk, we monitor our loan concentration and our loan policies generally limit the amount of loans to a single borrower or group of borrowers. We also utilize the services of an outside consultant to conduct on-site credit quality reviews of the commercial loan portfolio.

     Because of increased risks associated with commercial real estate loans, our commercial real estate loans generally have higher rates and shorter maturities than residential mortgage loans. We usually offer commercial real estate loans at adjustable-rates tied to the prime rate or to yields on U.S. Treasury securities. The terms of such loans generally do not exceed 25 years.

     We closely monitor the performance of our commercial real estate portfolio. We maintain an internal risk rating system that classifies each loan into one of the following eight categories:

     1.   Nominal Risk for our best rated credits
     2.   Very Satisfactory
     3.   Satisfactory
     4.   Generally Satisfactory
     5.   Close Monitoring
     6.   Substandard
     7.   Doubtful
     8.   Loss

At December 31, 1999, all commercial real estate loans were rated Generally Satisfactory or better. No commercial real estate loans had outstanding delinquent payments as of that date.

     Commercial Loans. We make loans to businesses in our market area. While the number and amount of business loans is small in relation to our total portfolio, we intend to significantly expand our business lending activities in the future.

     Commercial loans generally are limited to terms of five years or less. Substantially all have variable interest rates tied to the prime rate. Whenever possible, we collateralize these loans with a lien on commercial real estate, or alternatively, with a lien on business assets and equipment. We also generally require the personal guarantee of the business owner. Interest rates on commercial loans generally have higher yields than residential or commercial real estate loans.

     Commercial loans are generally considered to involve a higher degree of risk than residential or commercial real estate loans because the collateral may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, business lending generally requires substantially greater oversight efforts by our staff compared to residential or commercial real estate lending. In this regard, we have recently hired two senior commercial banking officers who have extensive experience in business banking at large Boston based commercial banks who will work to enhance our operational infrastructure and our loan production capabilities as well as introduce new underwriting techniques for commercial loans which will enable us to approve such loans more quickly and to assess more accurately the credit risk associated with such lending.

     Consumer Loans. We offer a variety of consumer loans to retail customers in the communities we serve in order to increase the yield on our loan portfolio. Examples of our consumer loans include:

     .    education loans;

     .    new and used automobile loans;

     .    secured passbook loans;

     .    credit lines tied to deposit accounts to provide overdraft protection;
          and

     .    unsecured personal loans.


     At December 31, 1999, the consumer loan portfolio totaled $6.0 million or 1.0% of total loans.

     Consumer loans are generally originated at higher interest rates than residential and commercial mortgage loans but they also generally tend to have a higher credit risk than residential loans because they are usually unsecured or secured by rapidly depreciable assets. Despite these risks, our level of consumer loan delinquencies generally has been low. No assurance can be given, however, that our delinquency rate on consumer loans will continue to remain low in the future, or that we will not incur future losses on these activities.

     Education loans currently represent the largest portion of our consumer loan portfolio, $3.4 million, 56.7% of total consumer loans at December 31, 1999. There are two types of education loans in our portfolio. First, we have $2.9 million, as of December 31, 1999, of loans guaranteed by The Education Resources Institute, Inc. The Education Resources Institute is a tax exempt corporation whose principal service is to function as a guarantor of student loans disbursed by participating lending institutions. In its capacity as guarantor, The Education Resources Institute is required to reimburse us for unpaid principal and interest on qualifying defaulted loans. The Education Resources Institute is subject to various regulatory requirements administered by state banking agencies, including the Massachusetts Division of Banks. Until 1995, we made education loans with The Education Resources Institute guarantees. In February, 1995, we discontinued this program. The balances of student loans made under this program were $4.1 million and $5.1 million respectively. At December 31, 1999, $96,000 of loans made prior to 1995 by The Education Resources Institute were more than 90 days delinquent. See "Allowance for Loan Losses."

     The other portion of our education loan portfolio consists of loans guaranteed by Student Loan Marketing Association, Inc. (Sallie Mae). This amounted to $563,000 at December 31, 1999. Under a program sponsored by Sallie Mae, we originate and disburse funds to students for educational expenses while they are in school. Prior to the loan entering full repayment, we sell the loans to Sallie Mae. We originated total student loans of $315,000 during the fiscal year of 1999.

     We make loans for automobiles, both new and used, directly to the borrowers. The required repayment schedule of our automobile loans is generally limited to five years. The other terms of these loans vary depending on the age and condition of the collateral. We obtain a title lien on the vehicle and we require collision insurance policies on all auto loans. At December 31, 1999, our automobile loans totaled $608,000.

     We make loans for up to 90.0% of the amount of a borrower's savings account or certificate of deposit balance. These passbook loans totaled $1.5 million at December 31, 1999.

     Loan Approval Procedures and Authority. Our lending policies provide that our residential mortgage and home equity underwriting departments may review and approve one- to four-family mortgage loans and home equity loans and lines up to prescribed limits as follows:

     . Residential mortgage loans up to but not exceeding $500,000 that meet underwriting standards set forth in our policies;

     . Mini-mortgage loans up to $250,000 that meet our underwriting standards;

     . Home equity loans or lines for owner-occupied one- to four-properties up to $250,000 that conform to our underwriting guidelines; and

     . Home equity loans or lines up to $100,000 for vacation and non-owner-occupied properties.


     All loan applications that exceed the above mentioned amounts or have exceptions to our policies require approval of either the Executive Committee of the Board of Directors or approval of the Credit Committee.

     The following generally describes our current lending procedures for residential mortgages and home equity lines and loans. Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify other information. If necessary, we obtain additional financial or credit related information. We require an appraisal for all mortgage loans, except for home equity loans or lines and mini-mortgages where tax assessed values may be used to determine the loan-to-value ratio. Appraisals are performed by a licensed or certified third-party appraisal firms and are reviewed by our lending department. We require title insurance on all mortgage loans, except for home equity lines and loans and mini-mortgages that do not exceed $250,000. For these loans, we require evidence of previous title insurance.

     We require borrowers to obtain hazard insurance and we may require borrowers to obtain flood insurance prior to closing. For properties with a private sewage disposal system, we also require evidence of compliance with applicable law on residential mortgage loans, except mini-mortgages. Further, we require borrowers to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which we make disbursements for items such as real estate taxes, flood insurance and private mortgage insurance premiums, if required.

     Commercial real estate loans are approved through Cambridgeport Bank's Credit Committee process. The Credit Committee consists of the President, the Executive Vice President, the Chief Financial Officer, certain other senior lending and credit officers, as well as a non-management member of the Board of Directors. The Credit Committee has authority to approve individual loans and modifications up to $3.0 million, provided they are not part of a relationship that exceeds $6.0 million. Any loan exceeding $3.0 million or any loan in a relationship greater than $6.0 million requires approval by both the Credit Committee and the Executive Committee of the Board of Directors.

     On an exception basis, commercial real estate loans less than $250,000 may be approved outside the Committee process with the dual signatures including the President, Chief Financial Officer or Senior Vice-President, Commercial Lending, and the Vice-President Loan Officer. These loans must also be ratified at the next Executive Committee meeting.

     The Credit Committee meeting minutes detail all approved loans and are reviewed at least monthly by the Executive Committee and monthly by the Board of Directors.

Asset Quality

     One of our key operating objectives has been and continues to be the achievement of a high level of asset quality. We maintain a large proportion of loans secured by residential one- to four-family properties and commercial properties, we set sound credit standards for new loan originations and we follow careful loan administration procedures. These practices and relatively favorable economic and real estate market conditions have resulted in historically low delinquency ratios and, in recent years, a low level of non-performing assets. These factors have helped strengthen our financial condition.

     Delinquent Loans and Foreclosed Assets. Our policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate, as well as our actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed property.

     Cambridgeport Bank had non-performing assets of $128,000 and $963,000 at December 31, 1999 and 1998, respectively.

     The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated. At December 31, 1999, 1998 and 1997, we had $128,000, $290,000 and $215,000, respectively, of non-accrual loans. If all non-accrual loans had been performing in accordance with their original terms and had been outstanding from the earlier of the beginning of the period or origination, we would have recorded interest income on these loans of approximately $8,000 for 1998. In 1999, there would have been $7,000.

Non-performing Assets At December 31,

                                                          At December 31,
                                           --------------------------------------------
                                             1999     1998     1997     1996     1995
                                           -------- -------- -------- -------- --------
                                                          (In thousands)
Non-accrual real estate loans
    Residential ..........................  $   32   $  290   $  201   $  212   $  667
    Home equity lines of credit ..........      --       --       14       --       51
    Commercial real estate ...............      --       --       --       --      104
    Construction and loans ...............      --       --       --       --       --
                                            ------   ------   ------   ------   ------

    Total non-accrual real estate loans ..      32      290      215      212      822
                                            ======   ======   ======   ======   ======

Other loans:
    Commercial ...........................      --       --       --       --       --
    Consumer .............................      96       --       --       --       --

Total non-accrual consumer and other loans      96       --       --       --       --
                                            ======   ======   ======   ======   ======

Accruing loans delinquent 90 days or more       --      673      574      597      544
                                            ======   ======   ======   ======   ======

Total non-performing loans ...............     128      963      789      809    1,366
                                            ======   ======   ======   ======   ======

Foreclosed real estate, net ..............      --       --       --       94      105
                                            ======   ======   ======   ======   ======

Total non-performing assets ..............     128      963      789      903    1,471
                                            ======   ======   ======   ======   ======

Non-performing loans to total loans ......    0.02%    0.19%    0.19%    0.29%    0.49%
                                            ======   ======   ======   ======   ======

Non-performing assets to total assets ....    0.02%    0.14%    0.13%    0.16%    0.29%
                                            ======   ======   ======   ======   ======

     Non-performing assets totaled $128,000 at December 31, 1999, including $96,000 of delinquent student loans. The non-performing asset totals at December 31, 1998 and 1997 were $963,000, and $789,000 respectively. Of these totals, $672,000 and $564,000 respectively represented student loans.

     We stop accruing income when interest or principal payments are 90 days in arrears. We may stop accruing income on some loans earlier than 90 days when we consider the timely collectibility of interest or principal to be doubtful.

     When we designate non-accrual loans, we reverse all outstanding interest that we had previously credited. If we receive a payment on a non-accrual loan, we may recognize that payment as interest income, if we determine that the ultimate collectibility of principal is no longer in doubt. However, such loans would remain on non-accrual status. We return a non-accrual loan to accrual status when the borrower has made all past due payments and we determine that ultimate collection of principal is no longer in doubt.

     We define impaired loans as all non-accrual commercial real estate and commercial loans. Impaired loans are individually assessed to determine whether the carrying value exceeds the fair value of the collateral or the present value of the cash flow produced by the underlying collateral. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, are collectively evaluated for impairment. We had no loans classified as impaired at December 31, 1999. At December 31, 1998 and 1997, impaired loans totaled $290,000 and $215,000, respectively. At December 31, 1999, 1998 and 1997, we had no loans classified at troubled debt restructuring, as defined in SFAS No. 15.

     Foreclosed real estate consists of property we have acquired through foreclosure or deed in lieu of foreclosure. Foreclosed real estate properties are initially recorded at the lower of the recorded investment in the loan or fair value. Thereafter, we carry foreclosed real estate at fair value less estimated selling costs. As of December 31, 1999, we had no foreclosed real estate.

     Allowance for Loan Losses. The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

                                                                         At or for Years Ended December 31,
                                                            -------------------------------------------------------------
                                                              1999         1998         1997         1996         1995
                                                            ---------    ---------    ---------    ---------    ---------
                                                                               (Dollars in thousands)
Balance at beginning of period ...........................  $   6,633    $   4,907    $   4,269    $   4,074    $   4,130
Charge-offs:
    Residential ..........................................         --           --           --         (136)        (160)
    Commercial real estate ...............................         --           --           --          (93)          --
    Construction .........................................         --           --           --           --           --
    Home equity lines of credit ..........................         --           --           --           --           --
    Commercial ...........................................         --           --           --           --           --
    Consumer .............................................       (407)         (44)         (16)         (30)          (3)
                                                            ---------    ---------    ---------    ---------    ---------
       Total charge-offs .................................       (407)         (44)         (16)        (259)        (163)
                                                            ---------    ---------    ---------    ---------    ---------
Recoveries:
    Residential ..........................................          5            2           27           --            3
    Commercial real estate ...............................        107            3           27           --           --
    Construction .........................................         --           --           --           --            3
    Home equity lines of credit ..........................         --           --           --           --           --
    Commercial loans .....................................         --           --           --           --           --
    Other consumer loans .................................          3            5           --            4            1
                                                            ---------    ---------    ---------    ---------    ---------
       Total recoveries ..................................        115           10           54            4            7
                                                            ---------    ---------    ---------    ---------    ---------

Net (charge-offs) recoveries .............................       (292)         (34)          38         (255)        (156)

Provision for possible loan losses .......................        740        1,760          600          450          100
                                                            ---------    ---------    ---------    ---------    ---------

Balance at end of period .................................  $   7,081    $   6,633    $   4,907    $   4,269    $   4,074
                                                            =========    =========    =========    =========    =========

Total loans receivables (1) ..............................  $ 582,875    $ 498,194    $ 420,611    $ 306,388    $ 272,758
                                                            =========    =========    =========    =========    =========

Average loans outstanding ................................  $ 533,733    $ 462,528    $ 367,471    $ 285,406    $ 250,594
                                                            =========    =========    =========    =========    =========
Allowance for loan losses as a percent
    of total loans receivable(1) .........................       1.21%        1.33%        1.17%        1.39%        1.49%
                                                            =========    =========    =========    =========    =========
Net loans (charged off) recoveries as
    a percent of average loans
    outstanding ..........................................      (0.05)%      (0.01)%       0.01%       (0.09)%      (0.06)%
                                                            =========    =========    =========    =========    =========

------------------------
(1)  Does not include loans held for sale or passbook loans or deferred fees.

     Our evaluation of the loan portfolio includes the review of all loans on which the collection of principal might be at risk. We consider the following factors as part of this evaluation: our historical loan loss experience, known and inherent risks in the loan portfolio, increases in categories with higher loss potential such as commercial real estate loans and jumbo loans, the estimated value of the underlying collateral and current economic and market trends. There may be other factors that may warrant our consideration in maintaining the allowance at a level sufficient to cover probable losses. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. These agencies, including the FDIC and the Massachusetts Division of Banks, may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

     For the fiscal year ended December 31, 1999, we increased our allowance for loan losses through a $740,000 provision for loan losses based on our evaluation of the items discussed above. We believe that the current allowance for loan losses accurately reflects the level of risk in the current loan portfolio. To determine the adequacy of the allowance, we look at historical trends in the growth and composition of our loan portfolio, among other factors. The most significant trend over the last five years is the growth in our commercial real estate loan portfolio, which has risen from $48.1 million at the end of 1994 to $213.6 million at December 31, 1999.

     We believe that, despite using prudent underwriting standards, commercial real estate loans contain higher loss potential than one- to four-family residential mortgages.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations"--for the Years Ended December 31, 1999, 1998 and 1997-- "Provision for Possible Loan Losses."

         Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans indicated.

                                                                   At December 31,
                         ----------------------------------------------------------------------------------------------------
                                       1999                             1998                               1997
                         --------------------------------  --------------------------------  --------------------------------
                                               Percent of                       Percent of                        Percent of
                                                Loans in                         Loans in                          Loans in
                                      Loan        Each                 Loan        Each                   Loan       Each
                                  Balances by Category to           Balances by Category to           Balances by Category to
Loan Category             Amount   Category   Total Loans   Amount   Category   Total Loans   Amount    Category  Total Loans
-------------            -------- ----------- -----------  -------- ----------- -----------  -------- ----------- -----------
Real estate-mortgages:
     Residential(1) ..    $2,352    $359,773     61.72%     $2,014    $298,485      59.91      $1,780   $266,075      63.26
     Commercial ......     3,042     217,283     37.28       2,103     193,046      38.75       1,908    146,806      34.90


Commercial loans .....        22       1,348      0.23          11         724       0.15           9        581       0.14
Consumer loans(2) ....       297       4,471      0.77          65       5,939       1.19          79      7,149       1.70
Unallocated ..........     1,368          --        --       1,843          --         --       1,131         --         --
                          ------    --------    ------      ------    --------     ------      ------   --------     ------
    Total allowance
      for loan losses.    $7,081    $582,875    100.00%     $6,633    $498,194     100.00%     $4,907   $420,611     100.00%
                          ======    ========    ======      ======    ========     ======      ======   ========     ======

                                                    At December 31,
                         ------------------------------------------------------------------
                                       1996                             1995
                         --------------------------------  --------------------------------
                                               Percent of                       Percent of
                                                Loans in                         Loans in
                                      Loan        Each                 Loan        Each
                                  Balances by Category to           Balances by Category to
Loan Category             Amount   Category   Total Loans   Amount   Category   Total Loans
-------------            -------- ----------- -----------  -------- ----------- -----------
Real estate-mortgages:
     Residential(1) ..    $1,515    $203,053     66.27      $1,488    $191,254      70.12%
     Commercial ......     1,225      94,220     30.75         943      70,720      25.93
Commercial loans .....        12         807      0.27          12         775       0.28
Consumer loans(2) ....        90       8,308      2.71         116      10,009       3.67
Unallocated ..........     1,427          --        --       1,515          --         --
                          ------    --------    ------      ------    --------     ------
     Total allowance
      for loan losses.    $4,269    $306,388    100.00%     $4,074    $272,758     100.00%
                          ======    ========    ======      ======    ========     ======

_________________________
(1)  Includes home equity lines of credit, excludes loans held for sale.
(2)  Excluded passbook loans.

Investment Activities

     The Board of Directors reviews and approves our investment policy on an annual basis. The President, Chief Financial Officer and Investment Officer, as authorized by the Board, implement this policy based on the established guidelines within the written policy, and other established guidelines, including those set periodically by the Asset Liability Management Committee.

     Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within the range established by policy. In determining our investment strategies, we consider our interest rate sensitivity or "gap" position, yield, credit risk factors, maturity and amortization schedules, and other characteristics of the securities to be held.

     Massachusetts-chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short-term loans to other banks, corporate debt instruments, and equity securities.

Liquidity

     We calculate liquidity by taking the total of the following assets and subtracting a percentage of maturing CDs and other short-term liabilities. Our policies provide that we shall attempt to maintain liquidity at 7% to 20% of total assets. At December 31, 1999 our liquidity ratio was 8.3% of total assets.

          .    our cash;

          .    cash we have in other banks;

          .    our money market investments;

          .    U.S. Government Securities;

          . Mortgage-backed securities guaranteed by the U.S. Government or Agencies;

          .    Securities with remaining maturities of less than thirty days;

Investment Portfolio

     Securities can be classified as trading, held to maturity, or available for sale at the date of purchase. All of our securities are currently classified as "available for sale." The weighted average annualized yield of the portfolio is 6.17% as of December 31, 1999. We believe the credit quality of the portfolio is high, with 78% of the portfolio invested in U.S. Government, U.S. Agency, or U.S. Agency guaranteed mortgage-backed securities. Our mortgage-backed security portfolio is comprised predominately of adjustable-rate securities in addition to 5-year and 7-year balloon securities. Balloon securities are so named because the entire principal balance is due prior to completing the normal 30 year amortization of the underlying mortgages. The remainder of our portfolio, approximately 22%, is invested in corporate bonds with maturities of less than five years. Corporate Bonds must be rated investment grade according to policy guidelines. The amortized cost of the securities that will mature or reprice within five years is $89.1 million or 69.9%. For information - "Carrying Values, Yields and Maturities."

     Finally, we own stock of the Federal Home Loan Bank, common stock of a local financial institution and other equity securities also classified as available for sale.

     Investment Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

                                                                           At December 31,
                               -----------------------------------------------------------------------------------------------------
                                      1999                 1998                 1997                 1996                 1995
                               -------------------  -------------------  -------------------  -------------------  -----------------
                               Amortized   Market   Amortized   Market   Amortized   Market   Amortized   Market   Amortized  Market
                                 Cost      Value      Cost      Value      Cost      Value      Cost      Value      Cost     Value
                               ---------  --------  ---------  --------  ---------  --------  ---------  --------  --------- -------
                                                                    (Dollars in thousands)
Investment securities:
   U.S. Government securities  $      -- $      -- $      -- $      -- $   2,004 $   2,008 $  70,596 $  70,527 $      -- $      --
   Federal agency securities      53,986    52,361    55,516    55,734    53,060    53,262    28,633    28,645    43,059    43,609
   Other debt securities ....     27,887    27,705    34,156    34,419    43,037    43,218    57,176    57,222    26,598    26,796
                               --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
     Total investment
     securities .............     81,873    80,066    89,672    90,153    98,101    98,488   156,405   156,394    69,657    70,405
                               --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
Mortgage-backed and mortgage-
   related securities:
   Ginnie Mae ...............     13,393    13,251    18,890    18,836    16,762    16,796    11,764    11,697     2,310     2,307
   Fannie Mae ...............     18,417    18,221    16,516    16,755    17,298    17,391    16,626    16,771    27,089    27,414
   Freddie Mac ..............     13,707    13,579    12,773    13,004    19,289    19,388    16,934    16,871    41,649    41,622
   Other ....................         --        --       116       117       766       768     1,323     1,326       989     1,002
                               --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
     Total mortgage-backed
      and mortgage-
      related securities ....     45,517    45,051    48,295    48,712    54,115    54,343    46,647    46,665    72,037    72,345
                               --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
Asset-backed securities .....         --        --        --        --        --        --       778       781     1,092     1,111
Marketable equity securities       1,381     6,530     1,262     5,964     3,069     6,790     3,048     6,533    14,008    16,685
SBLI stock ..................      1,934     1,934     1,934     1,934     1,934     1,934     1,934     1,934     1,934     1,934
Federal Home Loan Bank stock       4,452     4,452     3,879     3,879     3,062     3,062     3,062     3,062     2,312     2,312
                               --------- --------- --------- --------- --------- --------- --------- --------- --------- ---------
   Total investment
   securities ...............  $ 135,157 $ 138,033 $ 145,042 $ 150,642 $ 160,281 $ 164,617 $ 211,874 $ 215,369 $ 161,040 $ 164,792
                               ========= ========= ========= ========= ========= ========= ========= ========= ========= =========

     Mortgage-Backed Securities and Mortgage-Related Securities. The following table sets forth the amortized cost and fair value of our mortgage-backed and mortgage-related securities, which are classified as available for sale or held to maturity as of the dates indicated. Since 1995, all mortgage-backed and mortgage-related securities have been classified as available for sale.

                                                                            At December 31,
                                 --------------------------------------------------------------------------------------------------
                                               1999                              1998                             1997
                                 --------------------------------  -------------------------------  -------------------------------
                                             Percent                           Percent                          Percent
                                 Amortized     of        Market    Amortized     of       Market    Amortized     of       Market
                                   Cost       Total       Value      Cost       Total      Value      Cost       Total      Value
                                 ---------  ---------   ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                       (Dollars in thousands)
Mortgage-backed and mortgage-
  related securities
  available for sale .........
  Ginnie Mae .................   $13,393      29.43%    $13,251   $18,890     39.11%    $18,836   $16,762    30.97%    $16,796
  Fannie Mae .................    18,417      40.46      18,221    16,516     34.20      16,755    17,298    31.97      17,391
  Freddie Mac ................    13,707      30.11      13,579    12,773     26.45      13,004    19,289    35.64      19,388
  Other ......................        --       0.00          --       116      0.24         117       766     1.42         768
                                 -------     ------     -------   -------    ------     -------   -------   ------     -------
    Total mortgage-backed and
    mortgage-related securities  $45,517     100.00%    $45,051   $48,295    100.00%    $48,712   $54,115   100.00%    $54,343
                                 -------     ------     -------   -------    ------     -------   -------   ------     -------

                                                                            At December 31,
                                                 ---------------------------------------------------------------------
                                                               1996                                1995
                                                 ---------------------------------   ---------------------------------
                                                              Percent                             Percent
                                                 Amortized      of       Market      Amortized      of        Market
                                                    Cost       Total      Value        Cost        Total       Value
                                                 ----------  ---------  ---------    ---------   ---------   ---------
                                                                        (Dollars in thousands)
Mortgage-backed and
   mortgage-securities related
   availables for sale
   Ginnie Mae ..................................   $ 11,764      25.22%   $ 11,697   $  2,310       3.21%   $  2,307
   Fannie Mae ..................................     16,626      35.64      16,771     27,089      37.60      27,414
   Freddie Mac .................................     16,934      36.30      16,871     41,649      57.82      41,622
   Other .......................................      1,323       2.84       1,326        989       1.37       1,002
                                                   --------   --------    --------   --------   --------    --------
     Total mortgage-backed and
       mortgage-related
       securities ..............................   $ 46,647     100.00%   $ 46,665   $ 72,037     100.00%   $ 72,345
                                                   --------   --------    --------   --------   --------    --------

     Investment Portfolio Maturities. The composition and maturities of the investment securities portfolio (debt securities) and the mortgage-backed securities portfolio at December 31, 1999 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

                                                 More than One Year    More than Five
                              One Year or Less   through Five Years  through Ten Years  More than Ten Years     Total Securities
                              ------------------ ------------------ ------------------ -------------------- ------------------------
                                       Weighted           Weighted           Weighted            Weighted                   Weighted
                              Amortized Average  Amortized Average  Amortized Average  Amortized  Average  Amortized  Market Average
                                Cost     Yield     Cost     Yield     Cost     Yield     Cost      Yield      Cost    Value   Yield
                              -------- --------- -------- --------- -------- --------- --------- --------- --------- ------- -------
                                                                        (Dollars in thousands)
Investment securities
 available for sale:
 U.S. Government securities ...       --    --         --     --         --      --        --      --         --         --     --
 Federal agency securities ....       --    --   $ 48,975%  5.96%  $  5,011    7.06%       --      --  $  53,986  $  52,361   6.06%
 Other debt securities ........    9,939  6.01%    17,948   6.13         --      --        --      --     27,887     27,705   6.09
                                --------         --------          --------          --------          ---------  ---------
  Total investment securities .    9,939  6.01     66,923   6.01      5,011    7.06        --      --     81,873     80,066   6.07
                                --------         --------          --------          --------          ---------  ---------
Mortgage-backed securities
 available for sale:
 Ginnie Mae ...................       --    --         --     --         --      --  $ 13,393    5.73%    13,393     13,251   5.73
 Fannie Mae ...................      217  5.94      6,850   6.57      8,425    6.73     2,925    6.10     18,417     18,221   6.56
 Freddie Mae ..................       --    --      5,174   6.30      1,111    7.08     7,422    6.81     13,707     13,579   6.64
                                --------         --------          --------          --------          ---------  ---------
  Total mortgage-back
   securities .................      217  5.94     12,024   6.45      9,536    6.77  $ 23,740    6.12     45,517     45,051   6.34
                                --------         --------          --------          --------          ---------  ---------

  Total ....................... $ 10,156  6.01%  $ 78,947   6.07%  $ 78,947    6.87% $ 23,740    6.12% $ 127,390  $ 125,117   6.17%
                                ========         ========          ========          ========          =========  =========

Sources of Funds

     Deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investments securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Deposits. We offer a variety of deposit products to meet the needs of retail and business customers. We currently offer non-interest-bearing demand accounts, interest-bearing demand accounts (NOWs), savings passbook and statement accounts, money market accounts and certificates of deposits.

     Deposit products are developed to meet the needs of our market. For instance, we introduced the Treasury Index Account in October, 1987 to capture investment dollars of consumers and businesses. The Treasury Index Account is a savings account where the rate offered on monthly average balances over $25,000 is based on the three month U.S. Treasury bill rate. Currently, the Treasury Index Account can only be opened by customers who maintain a personal interest-bearing checking account or business demand deposit account. We also offer a Kids Bank Club savings passbook account targeted at children under 13 years of age in an effort to teach children the value of saving money at an early age.

     We offer other specially packaged deposit products to encourage broad relationships. Our Appreciation Now account requires a minimum of $10,000 in various deposit accounts to waive monthly maintenance charges and offers customers premium rates on selected certificate of deposit accounts. We waive monthly maintenance fees on our Real Checking Account (an interest-bearing checking account) if mortgage or home equity loan payments are automatically deducted from the Real account. These and other products have enabled us to develop multiple account relationships with customers.

     Our deposit flows are influenced by a number of factors including: general and local economic conditions, the perceived strength of the stock and stock mutual fund market, prevailing interest rates and competition. Our deposits are primarily obtained from areas surrounding our offices. To attract and retain deposits, we utilize a strategy that incorporates competitive pricing with high quality service and the development of long-term relationships. We determine our deposit rates by evaluating our competition's pricing, the cost of Federal Home Loan Bank borrowings, rates on U.S. Treasury securities and other related funds.

     As of December 31, 1999, demand deposits, NOW deposits, savings, and money market accounts represented 47.1% of total deposits. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations-Analysis of Net Interest Income" for information relating to the average balances and costs of our deposit accounts for the years ended
December 31, 1999, 1998 and 1997.

     Deposit Distribution Weighted Average. The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

                                                                           At December 31,
                                --------------------------------------------------------------------------------------------------
                                              1999                              1998                             1997
                                -------------------------------   ------------------------------   -------------------------------
                                                      Weighted                         Weighted                          Weighted
                                                       Average                          Average                           Average
                                 Amount    Percent      Rates      Amount    Percent     Rates      Amount    Percent      Rates
                                --------  ---------  ----------   --------  --------  ----------   --------  ---------  ----------
                                                                 (Dollars in thousands)
Demand deposits (1) .......     $ 32,808      5.28%      0.00%    $ 30,742      5.42%    0.00%     $ 23,600       4.53%    0.00%
NOW deposits ..............       44,429      7.15       1.43       41,546      7.31     1.50        35,061       6.74     1.69
Savings deposits ..........       53,346      8.59       2.03       53,560      9.43     2.18        54,281      10.43     2.28
Money market deposits .....      162,304     26.12       4.33      132,219     23.27     3.71        93,712      18.01     3.79
                                --------    ------                --------    ------               --------     ------
  Total non-certificated
    accounts ..............      292,887     47.14       2.99      258,067     45.43     2.60       206,654      39.71     2.60

Certificate of deposit
  Due within 1 year .......      269,579     43.39       4.91      252,594     44.46     5.33       203,194      39.05     5.58
  Over 1 year through 3
    years .................       56,374      9.07       5.43       54,615      9.61     5.43       105,126      20.20     5.94
  Over 3 years ............        2,479      0.40       5.40        2,799      0.50     5.38         5,383       1.04     5.84
                                --------    ------                --------    ------               --------     ------
    Total certificate
      accounts ............      328,432     52.86       5.00      310,008     54.57     5.35       313,703      60.29     5.70
                                --------    ------                --------    ------               --------     ------
Total .....................     $621,319    100.00%      4.05%    $568,075    100.00%    4.10%     $520,357     100.00%    4.46%
                                ========    ======                ========    ======               ========     ======


----------------------
(1)  Includes mortgagor's escrow payments.

     Deposit Flow. The following table summarizes the deposit activity of Cambridgeport Bank for the periods indicated.

                                                                     At December 31,
                                                           ----------------------------------
                                                             1999         1998         1997
                                                           ---------   ----------    ---------
                                                                    (Dollars in thousands)
Balance at beginning of period .........................   $ 568,075    $ 520,357    $ 502,698
Net increase (decrease) before interest credited (1) ...      23,420       23,376       (5,081)
Interest credited ......................................      29,824       24,342       22,740
                                                           ---------    ---------    ---------
Balance at end of period ...............................   $ 621,319    $ 568,075    $ 520,357
                                                           =========    =========    =========

   Total increase in deposit accounts ..................   $  53,244    $  47,718    $  17,659
                                                           =========    =========    =========

Percentage increase ....................................        9.37%        9.17%        3.51%

-----------------
(1) Includes mortgage escrow payments.

     C.D. Maturities. At December 31, 1999, we had $61.1 million in certificates of deposits with balances of $100,000 and over maturing as follows:

                                                                        Weighted
                                                                         Average
                 Maturity Period                           Amount         Rate
---------------------------------------------------      ----------   ------------
                                                              (In thousands)
Three months or less...............................       $10,603         4.46%
Over three months through six months...............        13,182         4.91%
Over six months through 12 months..................        26,192         5.04%
Over 12 months.....................................        11,128         5.53%
                                                          -------
    Total..........................................       $61,105         5.00%
                                                          =======

     C.D. Balances by Rates. The following table sets forth, by interest rate ranges, information concerning our certificates of deposit at December 31, 1999:

                                                      At December 31, 1999
                     ----------------------------------------------------------------------------------
                                                       Period to Maturity
                     ----------------------------------------------------------------------------------

Interest Rate         Less than    One to Two      Two to        More than                  Percent of
Range                 One Year        Years      Three Years    Three Years      Total         Total
-------------------  -----------  ------------  -------------  -------------  -----------  ------------
                                                (Dollars in thousands)
  4.00% and below        2,529             1            --              --         2,530          0.77%
  4.01% to 5.00%       174,677         8,839           540             449       184,505         56.18
  5.01% to 6.00%        86,391        35,340         8,510           1,473       131,714         40.10
  6.01% to 7.00%         5,982         2,240           904             557         9,683          2.95
  7.01% and above           --            --            --              --            --          0.00
                      --------      --------      --------        --------      --------     ---------

      Total           $269,579      $ 46,420      $  9,954        $  2,479      $328,432     $  100.00%
                      ========      ========      ========        ========      ========     =========

     Borrowings. In addition to deposits, borrowings from the Federal Home Loan Bank provide an additional source of funds to finance our lending and investing activities. The following table sets forth information concerning balances and interest rates on Cambridgeport Bank's Federal Home Loan Bank advances at the dates and for the periods indicated.

                                                        At or for the Year Ended
                                                               December 31,
                                                   ----------------------------------
                                                      1999        1998        1997
                                                   ----------  ----------  ----------
                                                       (Dollars in thousands)
Federal Home Loan Bank advances:
   Average balance outstanding ..................    $40,374     $25,097     $13,550

   Maximum amount outstanding
      at any month-end during the period ........     55,891      31,902      35,810

                                                      55,891      27,066      21,604
   Balance outstanding at end of the period
   Weighted average interest rate
      during the period .........................       5.53%       6.13%       6.01%
   Weighted average interest rate
      at end of period ..........................       6.00%       6.04%       6.52%

Personnel

     As of December 31, 1999, we had 178 full-time employees and 38 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

                          FEDERAL AND STATE TAXATION

Federal Taxation

     General. For federal income tax purposes, we report income on the basis of a taxable year ending December 31, using the accrual method of accounting, and we are generally subject to federal income taxation in the same manner as other corporations. Cambridgeport Bank and Port Financial Corp. constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis. We are not currently under audit by the IRS.

     Distributions. To the extent that we (Cambridgeport Bank) make "non-dividend distributions" to stockholders, such distributions will be considered to result in distributions from our unrecaptured tax bad debt reserve as of December 31, 1987 (our "base year reserve"), to the extent thereof and then from our supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in our income. Non-dividend distributions include distributions in excess of our current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of our current or accumulated earnings and profits will not be included in our income.

     The amount of additional income created from a non-dividend distribution is equal to the lesser of our base year reserve and supplemental reserve for losses on loans or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in some situations, approximately one and one-half times the non-dividend distribution would be includible in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. We do not intend to pay dividends that would result in the recapture of any portion of our bad debt reserves.

     Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code"), imposes a tax on alternative minimum taxable income at a rate of 20%. Only 90% of alternative minimum taxable income can be offset by net operating loss carryovers of which we currently have none. Alternative minimum taxable income is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. We have not been subject to a tax on alternative minimum taxable income during the past five years.

     Elimination of Dividends. Port Financial Corp. may exclude from its income 100% of dividends received from Cambridgeport Bank as a member of the same affiliated group of corporations.

State

     We file Massachusetts Financial Institution income tax returns. Generally, the income of financial institutions in Massachusetts, which is calculated based on federal taxable income, subject to certain adjustments, is subject to Massachusetts tax. We are not currently under audit with respect to our Massachusetts income tax returns and our state tax returns have not been audited for the past five years.

     Port Financial Corp. is required to file a Massachusetts income tax return and will generally be subject to a state income tax rate that is the same tax rate as the tax rate for financial institutions in Massachusetts. However, Brighton Investments Corp., a Massachusetts Security Corporation and a wholly owned subsidiary of Port Financial Corp., and Temple Investment Corp. a Massachusetts subsidiary of Cambridgeport Bank, are taxed at a rate that is currently lower than income tax rates for savings institutions in Massachusetts.

     For additional information regarding taxation, see Note 8 of the Notes to Consolidated Financial Statements.

                                  REGULATION

General

     Port Financial Corp. is the Massachusetts-chartered stock holding company formed from the reorganization of Cambridgeport Mutual Holding Company from a mutual holding company to a stock holding company structure. As the bank holding company controlling Cambridgeport Bank, Port Financial is subject to the Bank Holding Company Act of 1956, as amended, and the rules and regulations of the Federal Reserve Board under the Bank Holding Company Act. Port Financial Corp. is also subject to the provisions of the Massachusetts General Laws applicable to savings banks and other depository institutions and their holding companies (the Massachusetts banking laws) and the regulations of the Massachusetts Division of Banks under the Massachusetts banking laws applicable to bank holding companies. Port Financial Corp. is required to file reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board and the Division. Port Financial Corp. is required to file reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

     Any change in such laws and regulations, whether by the Division, the FDIC, or the Federal Reserve Board, or through legislation, could have a material adverse impact on Port Financial Corp. and Cambridgeport Bank and their operations and stockholders.

Massachusetts Banking Regulation

     Activity Powers. Cambridgeport Bank derives its lending, investment and other activity powers primarily from the applicable provisions of the Massachusetts banking laws and its related regulations. Under these laws and regulations, savings banks, including Cambridgeport Bank, generally may invest in:

     .    real estate mortgages;

     .    consumer and commercial loans;

     . specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;

     .    certain types of corporate equity securities; and

     .    certain other assets.

A savings bank may also:

     . invest pursuant to a "leeway" power that permits investments not otherwise permitted by the Massachusetts banking laws. "Leeway" investments must comply with a number of limitations on the individual and aggregate amounts of "leeway" investments;

     .    exercise trust powers upon approval of the Division; and

     . exercise certain powers and engage in certain activities permissible for national banks in accordance with regulations adopted by the Division with respect to such power or activity.

The exercise of these lending, investment and activity powers are limited by federal law and the related regulations. See "- Federal Banking Regulation - Activity Restrictions on State-Chartered Banks" below.

     Community Reinvestment Act. Cambridgeport Bank is also subject to provisions of the Massachusetts banking laws that, like the provisions of the federal Community Reinvestment Act, impose continuing and affirmative obligations upon a banking institution organized in Massachusetts to serve the credit needs of its local communities. The obligations of the Massachusetts Community Reinvestment Act are similar to those imposed by the federal Community Reinvestment Act with the exception of the assigned exam ratings. Massachusetts banking law provides for an additional exam rating of "high satisfactory" in addition to the federal Community Reinvestment Act ratings of "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Division has adopted regulations to implement the Massachusetts Community Reinvestment Act that are based on the federal Community Reinvestment Act. See "Federal Banking Regulation - Community Reinvestment Act." The Division is required to consider a bank's Massachusetts Community Reinvestment Act rating when reviewing the bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Massachusetts Community Reinvestment Act requires the Division to assess a bank's compliance with the Massachusetts Community Reinvestment Act and to make such assessment available to the public. Cambridgeport Bank's latest Massachusetts Community Reinvestment Act rating, received by letter, dated
July 8, 1999, from the Division was a rating of "satisfactory."

     Loans-to-One-Borrower Limitations. With specified exceptions, the total obligations of a single borrower to a Massachusetts-chartered savings bank may not exceed 20% of the savings bank's retained earnings account. A savings bank may lend additional amounts up to 100% of the bank's retained earnings account if secured by collateral meeting the requirements of the Massachusetts banking laws. Cambridgeport Bank currently complies with applicable loans-to-one-borrower limitations.

     Loans to a Bank's Insiders. The Massachusetts banking laws prohibit any officer, director or trustee from borrowing, otherwise becoming indebted, or becoming liable for a loan or other extension of credit by such bank to any other person, except for any of the following loans or extensions of credit:

     . loan or extension of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $20,000;

     . loan or extension of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $75,000;

     . loan or extension of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $275,000;

     . loan or extension of credit to a director or trustee of the bank who is not also an officer of the bank in an amount permissible under the bank's loans-to-one borrower limit. See "Massachusetts Banking Regulation - Loans-to-One Borrower Limitations" above.

The loans listed above require approval of the majority of the members of the bank's executive committee, excluding any member involved in the loan or extension of credit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

     Dividends. Under the Massachusetts banking laws, a stock savings bank may, subject to several limitations, declare and pay a dividend on its capital stock out of the bank's net profits. A dividend may not be declared, credited or paid by a stock savings bank so long as there is any impairment of capital stock. No dividend may be declared on the bank's common stock for any period other than for which dividends are declared upon preferred stock, except as authorized by the Commissioner. The approval of the Commissioner is also required for a stock savings bank to declare a dividend, if the total of all dividends declared by the savings bank in any calendar year shall exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.

In addition, federal law may also limit the amount of dividends that may be paid by Cambridgeport Bank. See "- Federal Banking Regulation - Prompt Corrective Action" below.

     Examination and Enforcement. The Division is required to periodically examine savings banks at least once every calendar year or at least once each 18 month period if the savings bank qualifies as well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Act. See
"- Federal Banking Regulation - Prompt Corrective Action" below. The Division may also examine a savings bank whenever the Division deems an examination expedient. If the Division finds, after an inquiry, that any trustee, director or officer of a savings bank has, among other things, violated any law related to such bank or has conducted the business of such bank in an unsafe or unsound manner, the Division may take various actions that could result in the suspension or removal of such person as an officer, director or trustee of the savings bank. If the Division determines that, among other things, a savings bank has violated its charter or any Massachusetts law or is conducting its business in an unsafe or unsound manner or is in an unsafe or unsound condition to transact its banking business, the Division may take possession of the property and business of the savings bank and may, if the facts warrant, initiate the liquidation of the bank.

Federal Banking Regulation

     Capital Requirements. FDIC regulations require banks whose deposits are insured by the Bank Insurance Fund, such as Cambridgeport Bank, to maintain minimum levels of capital. The FDIC regulations define two tiers, or classes, of capital.

     Tier 1 capital is comprised of the sum of:

     . common stockholders' equity, excluding the unrealized appreciation or depreciation, net of tax, from available-for-sale securities;

     . non-cumulative perpetual preferred stock, including any related retained earnings; and

     .    minority interests in consolidated subsidiaries

minus all intangible assets, other than qualifying servicing rights and any net unrealized loss on marketable equity securities.

     The components of Tier 2 capital currently include:

     .    cumulative perpetual preferred stock;

     . certain perpetual preferred stock for which the dividend rate may be reset periodically;

     .    mandatory convertible securities;

     .    subordinated debt;

     .    intermediate preferred stock; and

     .    allowance for possible loan losses.

Allowance for possible loan losses includible in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital that may be included in total capital can not exceed 100% of Tier 1 capital.

     The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, of not less than a ratio of 3.0% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

     The FDIC regulations also require that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital, which is defined as the sum of Tier 1 capital and Tier 2 capital, to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

     The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the bank's capital adequacy. Under such a risk assessment, examiners will evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include:

     .    the quality of the bank's interest rate risk management process;

     .    the overall financial condition of the bank; and

     .    the level of other risks at the bank for which capital is needed.

Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy.

     As of December 31, 1999, Cambridgeport Bank exceeded the minimum capital adequacy requirements.

     Activity Restrictions on State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act, as amended, which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDIC Improvement Act), generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for federally chartered national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

     Section 24 provides an exception for investments by a bank in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if

     . the bank held such types of investments during the 14-month period from December 31, 1990 through November 26, 1991;

     . the state in which the bank is chartered permitted such investments as of December 31, 1991; and

     . the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to the amount of its Tier 1 capital. C

Cambridgeport Bank received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of Cambridgeport Bank's Tier 1 capital or the maximum permissible amount specified by the Massachusetts banking laws. Section 24 also provides an exception for majority owned subsidiaries of a bank, but Section 24 limits the activities of such subsidiaries to those permissible for a national bank, permissible under Section 24 of the Federal Deposit Insurance Act and the related FDIC regulations, or as approved by the FDIC.

     Before making a new investment or engaging in a new activity which is not permissible for a national bank or otherwise permissible under Section 24 of the FDIC regulations, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

     Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including Cambridgeport Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

     The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events, including:

     . insolvency, or when the assets of the bank are less than its liabilities to depositors and others;

     . substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;

     .    existence of an unsafe or unsound condition to transact business;

     . likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and

     . insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

     Deposit Insurance. Pursuant to FDIC Improvement Act, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. With respect to the capital ratios, institutions are classified as well capitalized, adequately capitalized or undercapitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed below. The FDIC also assigns an institution to supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds, which may include information provided by the institution's state supervisor.

     An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications, or combinations of capital groups and supervisory subgroups, to which different assessment rates are applied. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Cambridgeport Bank.

     Under the Deposit Insurance Funds Act of 1996 the assessment base for the payments on the bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of institutions insured by the Bank Insurance Fund, such as Cambridgeport Bank. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for Bank Insurance Fund-assessable deposits will be one-fifth of the rate imposed on deposits insured by the Savings Association Insurance Fund. The annual rate of assessments for the payments on the Financing Corporation bonds for the quarterly period beginning on January 1, 1999 was 0.0122% for Bank Insurance Fund-assessable deposits and 0.0610% for Savings Association Insurance Fund-assessable deposits.

     Under the Federal Deposit Insurance Act, the FDIC may terminate the insurance of an institution's deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of Cambridgeport Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Transactions with Affiliates of Cambridgeport Bank. Transactions between an insured bank, such as Cambridgeport Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the Federal Reserve Board has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the Bank Holding Company Act of 1956, as amended, as an affiliate for purposes of Sections 23A and 23B. Sections 23A and 23B:

     . limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and retained earnings, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

     . require that all such transactions be on terms that are consistent with safe and sound banking practices.

The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.

     Prohibitions Against Tying Arrangements. Banks are subject to the prohibitions of 12 U.S.C. (S) 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

     Uniform Real Estate Lending Standards. Under the FDIC Improvement Act, the federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

     The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

     . for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;

     . for land development loans, or loans for the purpose of improving unimproved property prior to the erection of structures, the supervisory limit is 75%;

     . for loans for the construction of commercial, multi-family or other non-residential property, the supervisory limit is 80%;

     . for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and

     . for loans secured by other improved property, for example, farmland, completed commercial property and other income-producing property including non-owner-occupied, one- to four-family property, the limit is 85%.

Although no supervisory loan-to-value limit has been established for owner-occupied, one to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

     Community Reinvestment Act. Under the Community Reinvestment Act, any insured depository institution, including Cambridgeport Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

     Among other things, the current Community Reinvestment Act regulations replace the prior process-based assessment factors with a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:

     . a lending test, to evaluate the institution's record of making loans in its service areas;

     . an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses; and

     . a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

     The Community Reinvestment Act requires the FDIC to provide a written evaluation of an institution's Community Reinvestment Act performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's Community Reinvestment Act rating. Cambridgeport Bank received a "satisfactory" rating in its Community Reinvestment Act examination conducted by the FDIC on October 27, 1997.

     Safety and Soundness Standards. Pursuant to the requirements of FDIC Improvement Act, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

     In addition, the FDIC adopted regulations to require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDIC Improvement Act. If a bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

     Prompt Corrective Action. FDIC Improvement Act also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The FDIC's regulations defines the five capital categories as follows:

     An institution will be treated as "well capitalized" if:

     .    its ratio of total capital to risk-weighted assets is at least 10%;

     .    its ratio of Tier 1 capital to risk-weighted assets is at least 6%;
          and

     . its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level.

     An institution will be treated as "adequately capitalized" if:

     .    its ratio of total capital to risk-weighted assets is at least 8%;

     .    its ratio of Tier 1 capital to risk-weighted assets is at least 4%;
          and

     . its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well capitalized institution.

     An institution will be treated as "undercapitalized" if:

     .    its total risk-based capital is less than 8%;

     .    its Tier 1 risk-based-capital is less than 4%; or

     . its leverage ratio is less than 4% (or less than 3% if the institution is rated a composite "1" under the Uniform Financial Institutions Rating System).

     An institution will be treated as "significantly undercapitalized" if:

     .    its total risk-based capital is less than 6%; or

     . its Tier 1 capital is less than 3% or a leverage ratio is less than 3%.

     An institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized."

     The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FDIC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

     . an amount equal to the five percent of the bank's total assets at the time it became "undercapitalized," and

     . the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.

If a bank fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

     The FDIC has a broad range of grounds under which it may appoint a receiver or conservator for an insured depositary bank. If one or more grounds exist for appointing a conservator or receiver for a bank, the FDIC may require the bank to issue additional debt or stock, sell assets, be acquired by a depository bank holding company or combine with another depository bank. Under FDIC Improvement Act, the FDIC is required to appoint a receiver or a conservator for a critically undercapitalized bank within 90 days after the bank becomes critically undercapitalized or to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the bank continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the FDIC makes findings that the bank is viable.

     Loans to a Bank's Insiders. A bank's loans to its executive officers, directors, any owner of 10% or more of its stock (each, an "insider") and any entities affiliated with an insider are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O. Under these restrictions, the aggregate amount of the loans to any insider and any entities affiliated with such insider may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Cambridgeport Bank's loans. See "Massachusetts Banking Regulation - Loans-to-One Borrower Limitations." All loans by a bank to all insiders and their affiliates in the aggregate may not exceed the bank's unimpaired capital and unimpaired retained earnings. With some exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank's capital and unimpaired retained earnings. Regulation O also requires that any proposed loan to an insider or the insider's affiliates be approved in advance by a majority of the Board of Directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and that insider's affiliates, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank's unimpaired capital and retained earnings. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

     In addition, provisions of the Bank Holding Company Act prohibit extensions of credit to a bank's insiders and their affiliates by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

Financial Services Modernization Legislation

     On November 12, 1999, President Clinton signed into law the
Gramm-Leach-Bliley Financial Services Modernization Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

     . repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

     . provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

     . broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

     . provides an enhanced framework for protecting the privacy of consumer information;

     . adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system;

     . modifies the laws governing the implementation of the Community Reinvestment Act and

     . addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     Bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially-related activities.

     We do not believe that the Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

Federal Reserve System

     Under Federal Reserve Board regulations, Cambridgeport Bank is required to maintain non-interest-earning reserves against its transaction accounts. The Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $46.5 million or less, subject to adjustment by the Federal Reserve Board, and an initial reserve of $1.4 million plus 10%, subject to adjustment by the Federal Reserve Board between 8% and 14%, against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances, subject to adjustments by the Federal Reserve Board, are exempted from the reserve requirements. Cambridgeport Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Cambridgeport Bank's interest-earning assets.

Holding Company Regulation

     Federal Regulation. Port Financial Corp. is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for Cambridgeport Bank. As of December 31, 1999, Port Financial Corp.'s total capital and Tier 1 capital ratios exceeded these minimum capital requirements. See "Regulatory Capital Compliance."

     Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions of FDIC Improvement Act, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. See "- Federal Banking Regulation - Prompt Corrective Action" above. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve Board.

     As a bank holding company, Port Financial Corp. is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is required for Port Financial Corp. to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

     A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the Federal Reserve Board, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

     In addition, a bank holding company which does not qualify as a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act, is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. (For a discussion of the powers of financial holding companies, see "Financial Services Modernization Legislation.") One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be permissible. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking as to be permissible are:

     .    making or servicing loans;

     .    performing certain data processing services;

     .    providing discount brokerage services;

     .    acting as fiduciary, investment or financial advisor;

     .    leasing personal or real property;

     . making investments in corporations or projects designed primarily to promote community welfare; and

     .    acquiring a savings and loan association.

Bank holding companies that do qualify as a financial holding company may engage in activities that are financial in nature or incident to activities which are financial in nature. Bank holding companies may qualify to become a financial holding company if:

     .    each of its depository institution subsidiaries is "well capitalized";

     .    each of its depository institution subsidiaries is "well managed";

     . each of its depository institution subsidiaries has at least a "satisfactory" Community Reinvestment Act rating at its most recent examination; and

     . the bank holding company has filed a certification with the Federal Reserve Board that it elects to become a financial holding company.

     Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would potentially be applicable to Port Financial Corp. if it ever acquired as a separate subsidiary a depository institution in addition to Cambridgeport Bank.

     Massachusetts Regulation. Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The term "company" is defined by the Massachusetts banking laws similarly to the definition of "company" under the Bank Holding Company Act. Each Massachusetts bank holding company must:

     . obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; and

     . register, and file reports, with the Division and is subject to examination by the Division.

Port Financial Corp. will become a Massachusetts bank holding company if it acquires a second banking institution and holds and operates it separately from Cambridgeport Bank.

Federal Home Loan Bank System

     Cambridgeport Bank is a member of the Federal Home Loan Bank of Boston (FHLBB), which is one of the 12 regional Federal Home Loan Banks in the FHLB system. Each of the Federal Home Loan Banks are subject to supervision and regulation by the Federal Housing Finance Board, and each acts as a central credit facility primarily for its member institutions. As a member, Cambridgeport Bank is required to hold shares of capital stock in the FHLBB in an amount at least equal to the greater of 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) form the FHLBB. Cambridgeport Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 1999 of $4.5 million.

     Each FHLB serves as a reserve or central bank for its member institutions within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It offers advances to members in accordance with policies and procedures established by the FHFB and the board of directors of the FHLB. Long-term advances may only be made for the purpose of providing funds for residential housing finance.

     Federal Home Loan Bank System Modernization Act of 1999. Title 6 of the Gramm-Leach-Bliley Financial Services Modernization Act, entitled the Federal Home Loan Bank System Modernization Act of 1999 (FHLB Modernization Act), has amended the FHLB Act by allowing for voluntary membership and modernizing the capital structure and governance of the FHLB system. The new capital structure established under the FHLB Modernization Act sets forth new leverage and risk-based capital requirements based on permanence of capital. It also requires some minimum investment in FHLB stock of all member entities. Capital will include retained earnings and two forms of stock: Class A stock redeemable within six months, written notice and Class B stock redeemable within five years, written notice. The FHLB Modernization Act provides a transition period to the new capital regime, which will not be effective until the FHLB enacts implementing regulations. The FHLB Modernization Act also reduces the period of time in which a member exiting the FHLB system must stay out of the system.

Acquisition of Port Financial Corp.

     Under federal law, no person may acquire control of Port Financial Corp. or Cambridgeport Bank without first obtaining, as summarized below, approval of such acquisition of control by the Federal Reserve Board.

     Federal Restrictions. Under the federal Change in Bank Control Act, any person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of Port Financial Corp.'s common stock will be required to submit prior notice to the Federal Reserve Board, unless the Federal Reserve Board has found that the acquisition of such shares will not result in a change in control of Port Financial Corp. Under the Bank Holding Company Act, the Federal Reserve Board has 60 days within which to act on such notices, taking into consideration factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by Port Financial Corp. and Cambridgeport Bank, and the anti-trust effects of the acquisition. Under the Bank Holding Company Act, any company would be required to obtain prior approval from the Federal Reserve Board before it may obtain "control," within the meaning of the Bank Holding Company Act, of Port Financial Corp. The term "control" is defined generally under the Bank Holding Company Act to mean the ownership or power to vote 25% more of any class of voting securities of an institution or the ability to control in any manner the election of a majority of the institution's directors.

     Massachusetts Restrictions. Under the Massachusetts banking laws, the prior approval of the Division is required before any person may acquire a Massachusetts bank holding company, such as Port Financial Corp. For this purpose, the term "person" is defined broadly to mean a natural person or a corporation, company, partnership, or any other form of organized entity. The term "acquire" is defined differently for an existing bank holding company and for other companies or persons. A bank holding company will be treated as "acquiring" a

Massachusetts bank holding company if the bank holding company acquires more than 5% of any class of the voting shares of the bank holding company. Any other person will be treated as "acquiring" a Massachusetts bank holding company if it acquires ownership or control of more than 25% of any class of the voting shares of the bank holding company.

Federal Securities Laws

     The common stock of Port Financial Corp. is registered with the SEC under
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

ITEM 2.   PROPERTIES

     We currently conduct our business through our executive and administrative offices, our ten full service banking offices and our Telebanking Center. We are in the process of building a new facility located at 1380 Soldiers Field Road, Brighton, MA. Occupancy of the building should occur by the end of the second quarter 2000. This facility will house certain administrative departments and all lending operations. The estimated cost is approximately $16.5 million of which approximately $14.5 million was borrowed from the Federal Home Loan Bank. As of December 31, 1999, the properties and leasehold improvements we owned had an aggregate net book value of $10.6 million.

                                                                Year of Lease or
                                                                    License
        Location                   Ownership     Year Opened     Expiration(1)
---------------------------       -----------   -------------   ----------------
Administrative/Main Office:

689 Massachusetts Avenue
Cambridge, MA 02139                   Owned           N/A              -

Branch Offices:

1751 Massachusetts Avenue
Lexington, MA 02420                  Leased          1978             2007

522 Main Street
Winchester, MA 01890                 Leased          1980             2004

Harvard Square Office
1290 Massachusetts Avenue            Leased          1985             2003
Cambridge, MA 02139

177 Linden Street
Wellesley, MA 02482                  Leased          1994             2003

1243 Centre Street
Newton, MA 02459                     Leased          1995             2010

133 Chapel Street
Needham, MA 02492                    Leased          1995             2015

Supermarket Offices:

101 Falls Boulevard
Quincy, MA 02169                    Licensed         1996             2011

150 W. Central Street
Natick, MA 01760                    Licensed         1997             2012

                                                                Year of Lease or
                                                                     License
        Location                   Ownership     Year Opened      Expiration(1)
---------------------------       -----------   -------------   ----------------
338 Washington Street
Westwood, MA 02090                  Licensed         1997             2012

Residential Mortgage Center
2150 Washington Street
Newton, MA 02462                     Leased          1998             2003

Center
100 Cambridge Park Drive
Cambridge, MA 02140 Telebanking      Leased          1997             2000

______________________________

(1) Lease expiration dates assume all options to extend lease terms are exercised.

ITEM 3.   LEGAL PROCEEDINGS

     We are not involved in any pending legal proceeding other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of December 31, 1999 and until the conversion from mutual to stock form is complete, there will be no stock and therefore no trading market for the common stock of Port Financial. Upon completion of the conversion, Port Financial's common stock is expected to be quoted for trading on the Nasdaq National Market under the symbol "PORT." The price of the common stock to be sold in the stock offering is $10.00 per share.

     Ryan, Beck & Co., Inc. has advised us that it intends to make a market in the common stock, but is under no obligation to do so. We will encourage and assist additional market makers to make a market in our common stock.

     Although no decision has been made yet regarding the payment of dividends, we will consider a policy of paying quarterly cash dividends on the common stock of Port Financial Corp., beginning in the first full fiscal quarter after completion of the conversion. The payment of dividends will be subject to the determination of our Board of Directors and will depend upon our debt and equity structure, earnings and financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations. We cannot guarantee that we will pay dividends or the amount and frequency of dividends, if declared.

ITEM 6.   SELECTED FINANCIAL AND OTHER DATA

     The summary information presented below at or for each of the years presented is derived in part from the consolidated financial statements of Port Financial Corp. The following information is only a summary and should be read in conjunction with our consolidated financial statements and notes beginning on page F-1.

                                                                        At December 31,
                                                     ----------------------------------------------------
                                                       1999       1998       1997       1996       1995
                                                     -------     -------   -------    -------     -------
                                                                       (In thousands)
Selected Financial Data:

Total assets .....................................   $762,741   $678,087   $619,368   $574,817   $508,558
    Loans, net(1) ................................    577,029    496,390    419,187    306,321    272,968
    Investment securities available for sale(2)...    138,033    150,642    164,617    215,369    164,792
    Investments securities held to maturity ......         --         --         --         --         --
    Deposits .....................................    621,319    568,075    520,357    502,698    425,199
    Federal Home Loan Bank advances ..............     55,891     27,066     21,604        720     11,720
    Total retained earnings ......................     79,130     76,088     71,072     66,845     64,552
    Allowance for possible loan losses ...........      7,081      6,633      4,907      4,269      4,074
    Non-performing assets ........................        128        963        789        903      1,471


                                                                          For the Years Ended
                                                                              December 31,
                                                     ------------------------------------------------
                                                       1999      1998      1997       1996      1995
                                                     --------  --------  --------   --------  -------
                                                                            (In thousands)
  Selected Operating Data:

  Interest and dividend income ...................   $49,971   $48,656   $43,961    $37,741   $35,413
  Interest expense ...............................    25,706    25,880    23,554     21,038    18,733
                                                     -------   -------   -------    -------   -------
       Net interest income .......................    24,265    22,776    20,407     16,703    16,640
       Provision for possible loan losses ........       740     1,760       600        450       100
                                                     -------   -------   -------    -------   -------
       Net interest and dividend income after
       provision for loan losses .................    23,525    21,016    19,807     16,253    16,540
       Total non-interest income .................     3,059     3,571     3,176      3,220     3,506
       Total non-interest expenses ...............    19,620    18,042    17,638     16,199    13,945
                                                     -------   -------   -------    -------   -------
       Income before provision for income
       taxes .....................................     6,964     6,545     5,345      3,274     6,101
       Provision for income taxes ................     2,190     2,357     1,679        787     2,101
                                                     -------   -------   -------    -------   -------
       Net income ................................   $ 4,774   $ 4,188   $ 3,666    $ 2,487   $ 4,000
                                                     =======   =======   =======    =======   =======

---------------------------
(1) Loans include loans held for sale and are shown net of deferred loan fees, allowance for loan loss and unadvanced loan funds.
(2) Includes Federal Home Loan Bank of Boston stock and Savings Bank Life Insurance stock.

                                                            At or for the Years Ended December 31,
                                                     ----------------------------------------------------
                                                       1999       1998       1997       1996       1995
                                                     --------   --------   --------   --------   --------
  Selected Financial Ratios and Other Data
      Performance Ratios:
        Return on average assets ...............       0.67%      0.63%      0.61%      0.46%      0.82%
        Return on average equity ...............       6.34       5.93       5.50       3.89       6.62
        Average equity to average assets .......      10.56      10.71      11.14      11.81      12.32
        Equity to total assets at end of
          period ...............................      10.37      11.22      11.47      11.63      12.69
        Average interest rate spread ...........       2.98       2.94       2.91       2.58       2.86

  Net interest margin(3) .......................       3.53       3.56       3.52       3.19       3.50
  Average interest-earning assets to average
    interest-bearing liabilities ...............    114.71     115.32     115.04     115.03     111.24

  Total non-interest expense to average assets        2.76       2.73       2.95       2.99       2.78
  Efficiency ratio(4) .........................      71.81      68.64      77.17      83.72      72.59

  Regulatory Capital Ratios:
      Regulatory Tier 1 leverage capital ......      10.42      10.66      11.04      11.38      12.42
      Tier 1 risk-based capital ...............      17.51      18.74      19.24      21.32      20.93
      Total risk-based capital ................      19.29      20.54      20.51      22.57      22.18

  Asset Quality Ratios:
      Non-performing loans as a percent of
        total loans ...........................       0.02       0.19       0.19       0.29       0.49
      Non-performing assets as a percent of
        total assets ..........................       0.02       0.14       0.13       0.16       0.29
      Allowance for loan losses as a percent
        of total loans ........................       1.21       1.32       1.16       1.37       1.47
      Allowance for loan losses as a percent
        of non-performing assets ..............      5,532        689        622        473        277

  Number of:
      Full-service offices ....................         10         10          9          8          6
      Telebanking Center ......................          1          1          1         --         --
      Full-time equivalent employees ..........        193        179        169        155        141

--------------------------------------
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(4) The efficiency ratio represents the ratio of non-interest expenses divided by the sum of net interest income and non-interest income less gain on sales of investments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Cambridgeport Mutual Holding Company's results of operations is comprised of earnings on investments and the net income recorded by its principal operating subsidiary, Cambridgeport Bank. Cambridgeport Bank's results of operations depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Our interest-earning assets consist primarily of residential mortgage loans including home equity loans, commercial mortgage loans, borrowings under home equity credit lines, consumer loans, mortgage-backed securities and investment securities. Interest-bearing liabilities consist primarily of certificates of deposit, savings and money market and NOW account deposits, and borrowings from the Federal Home Loan Bank of Boston. Our results of operations also depend on our provision for possible loan losses, non-interest income, and our non-interest expense. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest income includes service fees and charges.

     Our results of operations may also be affected significantly by economic and competitive conditions in our market area and elsewhere, including those conditions that influence market interest rates, government policies and the actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact us. Furthermore, our lending activity is concentrated in loans secured by real estate located in the Boston metropolitan area.

Management Strategy

     Our primary management strategy has been to offer a variety of checking and savings deposit products, as well as residential and commercial mortgage loan products, in order to generate earnings and to expand our customer base in our primary market area of Middlesex and Norfolk counties in Massachusetts. We seek to provide high quality service to our customers while meeting their savings and borrowing needs. We try to limit our exposure to changes in interest rates by monitoring and managing our interest rate-sensitive assets and liabilities. To accomplish these strategies, we originate one- to four-family residential mortgage loans, home equity and consumer loans and commercial real estate mortgage loans, and we offer competitive rates to attract new deposits. We also attempt to cross-sell additional services to our existing customers as a way of maintaining these deposit relationships. We train our employees not only in the technical aspects of their jobs, but also in how to provide outstanding quality service to customers. To facilitate our management of liquidity and interest rate risk, we purchase investment and mortgage-backed securities. In recent years, we have adopted a growth-oriented strategy that has focused on broadening our product lines and services, expanding delivery systems for our customers and extending our branch network. We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high quality customer service. In connection with our overall growth strategy, we seek to:

     . continue to focus on expanding our residential lending and retail banking franchise, and increasing the number of households served within our market area;

     . expand our commercial banking products and services for businesses, as a means to increase the yield on our loan portfolio, to attract lower cost transaction deposit accounts and increase non-interest income;

     . offer a variety of uninsured investment and insurance products and services as a means to compete for an increased share of our customers' financial service business; and

     . increase the use of alternative delivery channels, such as internet home banking and telebanking.

Market Risk and Management of Interest Rate Risk

     Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Port Financial's primary market risk exposure is interest rate risk, which occurs from interest rate volatility. Fluctuations in interest rates impact both our level of income and expense on a large portion of our assets and liabilities, as well as the market value of all interest-earning assets.

     The ongoing monitoring and management of interest rate risk is an important component of our asset/liability management process which is governed by policies established by our Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Management Committee ("ALCO"). In this capacity, ALCO develops guidelines and strategies affecting Port Financial's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The primary goal of our interest rate management strategy is to limit fluctuations in net interest income as interest rates vary up or down. We seek to coordinate asset and liability decisions so that, under changing interest rate scenarios, our net interest income will remain within an acceptable range.

     Our lending activities have emphasized one- to four-family and commercial mortgage loans. Our primary source of funds has been deposits, consisting primarily of certificates of deposit, which have shorter terms to maturity than the loan portfolio, and transaction accounts. Occasionally, we have funded loan growth with Federal Home Loan Bank advances. We have employed several strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:

     . Selling a majority of the 30 and 15 year fixed-rate mortgages we originate to the secondary market;

     . Maintaining the diversity of our existing loan portfolio through the origination of commercial real estate and consumer loans which typically have variable rates and shorter terms than residential mortgages; and

     . Emphasizing investments with short- and intermediate-term maturities of less than ten years, with the majority of maturities or rate resets currently under 5 years.

     The actual amount of time before loans are repaid can be significantly impacted by changes in market interest rates. Prepayment rates will also vary due to a number of other factors, including the regional economy in the area where the loans were originated, seasonal factors, demographic variables, the assumability of the loans, related refinancing opportunities and competition. We monitor interest rate sensitivity so that we can adjust our asset and liability mix in a timely manner and minimize the negative effects of changing rates.

     Net Interest Income Simulation. We use a simulation model to monitor interest rate risk. This model reports the net interest income at risk primarily under two different interest rate environments. Specifically, an analysis is performed of changes in net interest income assuming changes in interest rates, both up and down 200 basis points from current rates over the one year time period following the current financial statement. In addition, we periodically simulate other scenarios by increasing the assumed changes in interest rates both up and down 400 basis points, or extending the time period covered by the analysis. Our policy objective is to limit any reduction in net interest income over a one-year period to 10% from the current financial statement given a change in interest rates of up or down 200 basis points.

     The table below sets forth the estimated changes in net interest income that would result from a 200 basis point change in interest rates over the applicable twelve-month period.


                  For the Fiscal Year Ended December 31, 2000
              ---------------------------------------------------
                            (Dollars in thousands)
                  Changes in
                Interest Rates        Net Interest
                (Basis Points)           Income         % Change
              ------------------     --------------    ----------
                     200                 22,524          -4.52%
                       0                 23,590             --
                    -200                 24,126           2.27%

     Gap Analysis. In addition to net interest income simulation, we use gap analysis to monitor interest rate risk. We analyze the repricing characteristics of assets and liabilities by examining the extent to which such assets and liabilities are "interest rate sensitive". An asset or liability is deemed to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.

     A gap is considered positive when the amount of interest-earnings assets maturing or repricing within a specific time period exceeds the amount of interest-bearing liabilities maturing or repricing within that specific time period. A gap is considered negative when the amount of interest-bearing liabilities maturing or repricing within a specific time period exceeds the amount of interest-earning assets maturing or repricing within the same period. During a period of rising interest rates, a financial institution with a negative gap position would be expected, absent the effects of other factors, to experience a greater increase in the costs of its liabilities relative to the yields of its assets. Thus, our net interest income would likely decrease. An institution with a positive gap position would be expected, absent the effect of other factors, to experience the opposite result. Conversely, during a period of declining interest rates, a negative gap would tend to result in an increase in net interest income. A positive gap would tend to reduce net interest income.

     At December 31, 1999, based on the assumptions below, our interest-bearing liabilities maturing or repricing within one year exceeded our interest-earning assets maturing or repricing within the same period by $214.2 million. This represented a negative cumulative one-year interest rate sensitivity gap of 29.4% of total assets and a ratio of cumulative interest-earning assets maturing or repricing within one year to cumulative interest-bearing liabilities maturing or repricing within one year of 53.9%. Our negative gap position could more adversely impact our net interest income in a rising rate environment than if we had a positive gap position.

     The following table presents the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, which we anticipate to reprice or mature in each of the future time periods shown. Except as stated below, we determined the amounts of assets and liabilities shown which reprice or mature during a particular period in accordance with the earlier of the term to repricing or the contractual maturity of the asset or liability. The information presented in the following table is also based on the following assumptions:

     . We assume that various mortgage related products will prepay principal balances. Prepayment speeds will vary depending on the interest rate environment, mortgage product type, outstanding principal balances, average life to maturity and other factors. The residential mortgage portfolio is segregated based on these factors and prepayment speeds are calculated using analytical historical data from the Office of Thrift Supervision.

     . 10% of our commercial mortgages and home equity loans are assumed to prepay annually.

     . Federal agency securities with call options that we believed would be called were reported at the earlier of the next call date or contractual maturity date.

     . Higher earning savings accounts, money market accounts and the Treasury index accounts are reported in the three month category.

     The assumptions, as reflected in the last two items, are based on regulatory guidance, as modified by our historical analysis of deposit levels over during various changes in market rates. Deposit assumptions, prepayment rates and anticipated call dates can have a significant impact on the estimated interest sensitivity gap. While we believe that our assumptions are reasonable, they may not be indicative of actual future deposit activity, mortgage and mortgage-backed securities prepayments, and the actual timing of federal agency calls.

     GAP Table

                                                          Amounts Maturing or Repricing as of December 31, 1999
                                      ---------------------------------------------------------------------------------------------
                                       less than 3    3 to 6   6 months to 1   1 to 2    2 to 3    3 to 5   greater than
                                          months      months       year         years     years     years      5 yrs.       Total
                                      ------------  ---------  -------------  --------  --------  --------  ------------  ---------
                                                                          [Dollars in thousands)
Interest-earning Assets(1)
  Short-term investments .............  $   2,875          --           --          --         --        --       --     $   2,875
  Certificates of Deposit ............      2,830   $   2,319           --          --         --        --       --         5,149
  Investment securities(2) ...........      6,727       3,691    $   4,021   $  11,615  $  20,033  $ 35,477  $  8,076       89,640
  Mortgage and assets backed
     securities (2) ..................      2,751      11,641        7,334       7,275      3,179     7,426     5,911       45,517
  Loans(3) ...........................     96,699      34,401       75,471      99,077    103,151   151,693    23,956      584,448
                                        ---------   ---------    ---------   ---------  ---------  --------  --------    ---------
     Total interest-earning assets ...  $ 111,882   $  52,052    $  86,826   $ 117,967  $ 126,363  $194,596  $ 37,943    $ 727,629
                                        =========   =========    =========   =========  =========  ========   =======    =========
Interest-Bearing Liabilities
  NOW accounts(4) ....................         --          --           --          --         --        --  $ 44,429    $  44,429
  Regular savings accounts ...........         --          --           --          --         --        --    53,346       53,346
  Money market accounts(5) ...........  $ 157,662          --           --          --         --        --     4,642      162,304
  Certificate of deposit accounts ....     46,258   $  80,524    $ 142,798   $  46,419  $   9,954  $  2,479        --      328,432
  Borrowed funds .....................     10,219      27,109          424         909        951     1,999    14,452       56,063
                                        ---------   ---------    ---------   ---------  ---------  --------  --------    ---------
     Total interest-bearing
      liabilities ....................  $ 214,139   $ 107,633    $ 143,222   $  47,328  $  10,905  $  4,478  $116,869    $ 644,574
                                        =========   =========    =========   =========  =========  ========  ========    =========
Interest sensitivity gap .............   (102,257)    (55,581)     (56,396)     70,639    115,458   190,118   (78,926)
Cumulative interest sensitivity gap ..   (102,257)   (157,838)    (214,234)   (143,595)   (28,137)  161,981    83,055
Cumulative interest sensitivity
  gap as a percent of total assets ...     -13.41%     -20.69%      -28.09%     -18.83%     -3.69%    21.24%    10.89%
Cumulative interest sensitivity
  gap as a percent of total interest-
  earning assets .....................     -14.05%     -21.69%      -29.44%     -19.73%     -3.87%    22.26%    11.41%
Cumulative interest-earning
    assets as a percentage of
    cumulative interest-bearing
    liabilities ......................      52.25%      50.95%       53.93%      71.97%     94.62%   130.70%   112.89%

_______________
(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.
(2)  Debt securities are presented at amortized cost.
(3) For the purposes of the gap analysis, allowances for loan losses and deferred loan fees have been excluded.
(4) NOW accounts also include appreciation checking and are included in the over five year column.
(5) Treasury Index and Real Savings accounts are included in 3 months or less. Business investments accounts are in the over five year category.

     Average Balance Sheet and Analysis of Net Interest Income. The following tables set forth information relating to our financial condition and net interest income at and for the fiscal years ended December 31, 1999, 1998 and 1997, and reflect the average yield on assets and average cost of liabilities for the periods indicated. We derived the yields and costs by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from actual daily balances over the periods indicated. Interest income includes fees we earned from making changes in loan rates or terms, and fees we earned when commercial real estate loans were prepaid or refinanced.

                                                                    For the Fiscal Year Ended December 31,
                                          ------------------------------------------------------------------------------------------
                                                        1999                         1998                          1997
                                          ------------------------------  ---------------------------  -----------------------------
                                                                Average                      Average                        Average
                                            Average              Yield/    Average            Yield/   Average               Yield/
                                            Balance   Interest    Cost     Balance  Interest   Cost    Balance  Interest      Cost
                                          ---------- ---------- --------  --------- -------- --------  -------- --------- ----------
Assets:                                                                      (Dollars in thousands)
Interest-earning assets:
  Short-term investments(1).............   $  11,935 $    735     6.16%   $ 12,373  $   787    6.36%   $  8,026 $     574      7.15%
  Certificates of deposit...............       5,737      408     7.11       6,736      472    7.01      12,480       801      6.42
  Investment securities(2)..............     138,594    8,462     6.18     162,152   10,023    6.33     194,564    12,282      6.42
  Loans(3)..............................     527,142   40,366     7.56     457,271   37,374    8.08     362,888    30,304      8.25
                                           --------- --------             --------  -------            -------- ---------
     Total interest-earning assets......     683,408   49,971     7.26     638,532   48,656    7.60     577,958    43,961      7.59
                                                     --------                       -------                     ---------
     Total non-interest-earning assets..      28,541                        21,658                       20,103
                                           ---------                      --------                     --------
     Total assets.......................   $ 711,949                      $660,190                     $598,061
                                           =========                      ========                     ========
Liabilities and Equity:
Interest-bearing liabilities:
  NOW accounts..........................      40,388      567     1.40      36,323      559    1.54      32,898       568      1.73
  Savings accounts......................      54,058    1,136     2.10      53,283    1,194    2.24      56,688     1,298      2.29
  Money market deposit accounts.........     142,148    5,518     3.88     123,020    4,825    3.92      85,968     3,063      3.56
  Certificate of deposit accounts.......     322,872   16,199     5.02     316,937   17,740    5.60     314,360    17,803      5.66
                                           --------- --------             --------  -------            -------- ---------
     Total interest-bearing deposits....     559,466   23,420     4.19     529,563   24,318    4.59     489,914    22,732      4.64
  Borrowed funds........................      40,576    2,286     5.63      25,352    1,562    6.16      13,609       822      6.04
                                           --------- --------             --------  -------            -------- ---------
     Total interest-bearing liabilities.     600,042   25,706     4.28     554,915   25,880    4.66     503,523    23,554      4.68


Non-interest-bearing deposits                 29,607                        26,134                       20,330
Other non-interest-bearing liabilities..       5,891                         5,923                        5,403
                                           ---------                      --------                     --------
  Total non-interest-bearing
   liabilities..........................      35,498                        32,057                       25,733

  Total liabilities.....................     635,540                       586,972                      529,256
  Total retained earnings...............      76,409                        73,218                       68,805
                                           ---------                      --------                     --------
  Total liabilities and retained
   earnings.............................   $ 711,949                      $660,190                     $598,061
                                           =========                      ========                     ========
Net interest income.....................             $ 24,265                       $22,776                     $  20,407
                                                     ========                       =======                     =========
Net interest rate spread(4).............                          2.98                         2.94                            2.91
Net interest margin(5)..................                          3.53                         3.56                            3.52


Ratio of average interest-earning
 assets to average interest-bearing
 liabilities............................                      114.71 X                     115.32 X                       115. 04 X

------------------------
(1)  Short-term investments include federal funds sold.
(2) All investments securities are considered available for sale and carried at market value.
(3) Loans are net of deferred loan origination costs (fees), allowance for loan losses and unadvanced funds.
(4) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

     Rate/Volume Analysis. The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to:

     (1) interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);
     (2) interest income changes attributable to changes in rate (changes in rate multiplied by prior volume); and
     (3)  the net change.

     The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                                    Year Ended December 31, 1999     Year Ended December 31, 1998
                                                       Compared to Year Ended           Compared to Year Ended
                                                          December 31, 1998               December 31, 1997
                                                         Increase/(Decrease)             Increase/(Decrease)
                                                   ------------------------------- -------------------------------
                                                           Due to                          Due to
                                                   ---------------------           ---------------------
                                                    Volume       Rate        Net     Volume       Rate      Net
                                                   ---------- ---------- --------- ---------- ---------- ---------
                                                                          (In thousands)
  Interest-earning assets:
  Short-term investments .......................   $   (28)   $   (24)   $   (52)   $   268    $   (55)   $   213
  Certificates of deposit ......................       (71)         7        (64)      (411)        82       (329)
  Investment securities ........................    (1,342)      (219)    (1,561)    (2,088)      (171)    (2,259)
  Loans ........................................     5,169     (2,177)     2,992      7,682       (612)     7,070
                                                   -------    -------    -------    -------    -------    -------
  Total interest-earning assets ................   $ 3,728    $(2,413)   $ 1,315    $ 5,451    $  (756)   $ 4,695
                                                   =======    =======    =======    =======    =======    =======
  Interest-bearing liabilities:
  NOW accounts .................................        43        (35)         8        164       (173)        (9)
  Savings accounts .............................        18        (76)       (58)       (76)       (28)      (104)
  Money market deposit accounts ................       742        (49)       693      1,427        335      1,762
  Certificates of deposit ......................       340     (1,881)    (1,541)       215       (278)       (63)
  Borrowed funds ...............................       845       (121)       724        723         17        740
                                                   -------    -------    -------    -------    -------    -------
  Total interest-bearing liabilities ...........   $ 1,988    $(2,162)   $  (174)   $ 2,453    $  (127)   $ 2,326
                                                   =======    =======    =======    =======    =======    =======
  Change in net interest income ................   $ 1,740    $  (251)   $ 1,489    $ 2,998    $  (629)   $ 2,369
                                                   =======    =======    =======    =======    =======    =======

Financial Condition and Results of Operations

     Cambridgeport Bank's results of operations depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on interest-bearing liabilities. Our interest-earning assets consist primarily of residential mortgage loans including home equity loans, commercial mortgage loans, borrowings under home equity credit lines, consumer loans, mortgage-backed securities and investment securities. Interest-bearing liabilities consist primarily of certificates of deposit, savings and money market and NOW account deposits, and borrowings from the Federal Home Loan Bank of Boston. Our results of operations also depend on our provision for possible loan losses, non-interest income, and our non-interest expense. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest income includes service fees and charges. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" for a more detailed discussion about net interest income.

     Our results of operations may also be affected significantly by economic and competitive conditions in our market area and elsewhere, including those conditions that influence market interest rates, government policies and the actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact us. Furthermore, our lending activity is concentrated in loans secured by real estate located in the Boston metropolitan area.

Comparison of Financial Condition at December 31, 1999 and December 31, 1998

     Our consolidated total assets increased $84.6 million, or 12.5%, to $762.7 million at December 31, 1999 from $678.1 million at December 31, 1998. This increase was primarily the result of $81.0 million, or 16.2% growth, in loans.

     Loan growth included $50.4 million in residential mortgage loans, $25.3 million in commercial real estate and construction loans, and $5.9 million in home equity loans, offset by a $640,000 decline in consumer and other loans. This loan activity reflects our strategy to build loan relationships with property owners in our market area. It also reflects the strong local economic conditions that prevailed in our region during 1999.

     The growth in total assets during the period was primarily funded by:

     .    deposit growth;

     .    reduction in investment and mortgage-backed securities;

     .    additional Federal Home Loan Bank borrowings; and

     .    growth in retained earnings.

     Total cash and investments decreased $4.0 million, 2.4%, to $162.6 million. This reduction is part of our strategy to shift assets from securities into higher yielding loan assets.

     Deposits rose $53.2 million, or 9.4%, to $621.3 million at December 31, 1999 compared with $568.1 million at December 31, 1998. Money market accounts and certificates of deposit represented $48.5 million, or 91.2%, of the growth in total deposits and totaled $490.7 million at December 31, 1999. Certificates of deposit increased $18.4 million, or 5.9%, to $328.4 million at December 31, 1999 from $310.0 million at December 31, 1998. Money market account balances grew $30.1 million, 22.8%, to $162.3 million at December 31, 1999. The growth in money market deposits reflects the continued success of our Treasury Index Account.

     Federal Home Loan Bank borrowings at December 31, 1999 were $28.8 million above the level at December 31, 1998. In June 1999, we borrowed $14.5 million from the Federal Home Loan Bank in order to fund the construction and acquisition of a new building. See "Business of Cambridgeport Bank - Properties." The remaining growth in Federal Home Loan Bank borrowings was to fund loan growth.

     Total equity increased $3.0 million, or 3.9%, to $79.1 million at December 31, 1999 from $76.1 million at December 31, 1998. Net income of $4.8 million was partially offset by a decline of $1.7 million in the unrealized gain on available for sale securities net of related taxes.

Comparison of Operating Results for the Years Ended December 31, 1999 and December 31, 1998

General

     Net income was $4.8 million for year ended December 31, 1999, an increase of $586,000, or 14.0%, compared with net income of $4.2 million for 1998. The increase in net income was attributable to a $1.5 million increase in net interest income and a $1.0 million decrease in the provision for loan losses. These were partially offset by a $512,000 decline in total non-interest income, an increase of $1.6 million in total non-interest expense and a $ 167,000 decrease in income tax expense.

Interest Income

     Total interest and dividend income increased $1.3 million, or 2.7%, to $50.0 million for 1999 compared with $48.7 million in 1998. Interest on loans rose $3.0 million, or 8%, to $40.4 million in 1999, from $37.4 million in 1998. This was primarily the result of the loan growth discussed above. Average loans outstanding during 1999 were $533.7 million compared with average loans outstanding of $462.6 million in 1998.

     Interest and dividends on investment securities and deposits held at other banks decreased $1.7 million to $9.6 million in 1999 from $11.3 million in 1998. Interest-bearing investment securities balances averaged $156.3 million in 1999 and $181.2 million in 1998, which is the primary reason for the decline in interest income in this area.

Interest Expense

     Total interest expense for 1999 was $25.7 million, $174,000, or .7%, below 1998, despite a higher average balance of interest-bearing liabilities in 1999 of $600.0 million compared with $554.9 the year before. This growth in interest-bearing liabilities was offset by a 38 basis point decrease in their average cost, to 4.28% in 1999 from 4.66% for 1998. This decrease reflects the lower interest rate environment that prevailed during 1999 compared to the 1998 period.

     Interest expense on deposits declined by $898,000, or 3.7%, to $23.4 million in 1999 compared with $24.3 million for the year before. The average balance of deposits rose to $589.1 million in 1999, from $555.7, but their average cost declined from 4.38% in 1998 to 3.98% in 1999.

     Interest expense on borrowed funds increased $724,000 as a result of an $15.2 million rise in the average balance of borrowings used to fund the building of new facilities and to fund loan growth.

Provision for Possible Loan Losses

     In 1999 we provided $740,000 for possible loan losses, compared to $1.8 million in 1998. The 1998 provision reflected not only the strong loan growth during that period, but also the higher number of large balance commercial real estate loans we originated during 1998 compared to prior periods. At the end of 1999 and 1998, the allowance for loan losses was $7.1 million and $6.6 million, or 1.21% and 1.32% of total loans outstanding.

     Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors. As we expand our commercial business lending, additional increases to the provision for possible loan losses are likely.

Non-interest Income

     Non-interest income includes service fees and charges for bank services, gains or losses from asset sales, and other income resulting from miscellaneous transactions. Total non-interest income was $3.1 million for 1999 compared with $3.6 million for the prior year. The 1998 figure includes gains on fixed-rate loan sales of $1.1 million. In 1999, as mortgage interest rates increased, fixed-rate loan applications declined, and loan sale gains declined to $599,000. We expect that the new administrative center building, described above, will be approximately 60% occupied by us, and 40% by companies that enter into long-term lease agreements with us. In future periods we expect to receive non-interest income from these tenants.

Non-interest Expense

     Total non-interest expense in 1999 increased $1.6 million, or 8.9%, to $19.6 million compared with $18.0 million for the prior year. The 1999 figure includes a one-time charge of $578,000, reflecting a curtailment loss on a restructured executive non-qualified retirement plan. Salaries and employee benefits increased 7.2%, or $682,000 compared with 1998. This was attributable to: increased staffing levels in the areas of wealth management and business banking, periodic salary adjustments for existing staff, and increased personnel benefit costs.

     Advertising expense increased $233,000, or 25.8%, over the 1998 level, primarily related to promotions of our home equity loan products and our Treasury Index money market account.

     Other non-interest expense of $3.0 million in 1999 included $193,224 of expenses related to the Y2K date change project. Y2K expenses in 1998 totaled $50,767. Other non-interest expense also included professional services expense of $695,000 in 1999, an increase of $155,000 over 1998. This included $125,000 of fees paid in connection with leasing activity at our new building.

Income Taxes

     Income tax expense was $2.2 million for 1999 compared to $2.4 million in 1998, resulting in effective tax rates of 31.5% and 36.0% for the respective periods. The lower effective tax rate in 1999 is primarily the result of increased utilization of qualified securities investment companies and non-taxable increases in cash surrender values of life insurance policies.

Comparison of Financial Condition at December 31, 1998 and 1997

     Our total assets increased $58.7 million, or 9.5%, to $678.1 million at December 31, 1998 from $619.4 million at December 31, 1997. Loans increased $79.1 million, or 18.6%, to $503.5 million. Growth in commercial real estate loans totaled $45.0 million, and residential mortgage loan growth was $38.8 million. Partially offsetting loan growth was a decline in securities available for sale which fell $15.2 million to $145.0 million, and a decline in certificates of deposit that we held in other banks which totaled $12.1 million at December 31, 1998 and $5.9 million at December 31, 1997.

     Asset growth was funded primarily by an increase of $47.7 million in total deposits, to $568.1 million at December 31, 1998 compared with $520.4 million at December 31, 1997. We introduced a new "Treasury Index Account" in October, 1997. The Treasury Index Account is a money market savings account offering a rate that is based on the three month U.S. Treasury bill. The Treasury Index Account generated approximately $45.9 million in account balances during 1998.

     Our total equity increased $5.0 million, or 7.0%, to $76.1 million at December 31, 1998. Net income accounted for $4.2 million of that increase and the remainder was attributed to an $828,000 increase in unrealized gains on securities.

Comparison of Operating Results for the Years Ended December 31, 1998 and 1997

General

     Net income of $4.2 million for 1998 represents a $522,000, or 14.1%, increase from 1997's earnings of $3.7 million. This increase was due primarily to loan growth. At the same time, earnings on investment securities declined primarily because of the reduction in investment securities balances discussed above.

Interest Income

     Total interest income increased $4.7 million to $48.7 million for 1998 compared to $44.0 million for 1997. The average balance of interest-earning assets increased $60.6 million, or 10.5%, and the yield on earning assets increased from 7.60% in 1997 to 7.59% for 1998.

     The previously mentioned growth in the loan portfolio, is the primary reason for the rise in interest income. Interest and fees on loans increased $7.1 million, or 23.4% to $37.4 million in 1998 from $30.3 million in 1997. Partially offsetting the increase was a $2.4 million reduction in interest income from securities and other investments caused primarily by a decline in average investment portfolio balances.

     We reduced the size of the investment portfolio as part of our strategy to redeploy assets into higher yielding loan products.

Interest Expense

     Interest expense increased $2.3 million, or 9.9%, to $25.9 million for 1998 compared with $23.6 million for 1997. The average balance of total interest-bearing deposits grew $39.6 million in 1998 to $529.6 million, while the average cost of our deposits fell 5 basis points to 4.59%. The combined effect of the deposit growth and the decrease in cost of funds produced a $1.6 million increase in interest expense for the year. The average balance of borrowed funds rose in 1998, by $11.7 million, and the average cost of the borrowings also rose by 12 basis points to 6.16% in 1998. These produced an increase in interest expense of approximately $740,000 compared with 1997.

Net Interest Income

     Net interest income for 1998 was $22.8 million as compared with $20.4 million for 1997. Net interest rate spread--the difference between the yield on average total interest-earning assets and the cost of average total interest-bearing liabilities--rose to 2.94% for 1998 from 2.91% for the prior year. Net interest margin--net interest income divided by average total interest-earning assets-increased to 3.56% for 1998 compared with 3.52% for 1997. The improvement in net interest income is primarily the result of the shift in our mix of assets from investment securities to higher yielding loans.

Provision for Possible Loan Losses

     During 1998, we provided $1.8 million for loan losses, compared to $600,000 in 1997. The higher provision in 1998 reflects the continued growth in our loan portfolio, and in particular the growth in commercial real estate loans and in "jumbo" residential mortgages. We consider these types of loans to contain more inherent risk than conventional residential mortgages that conform to Fannie Mae guidelines. The higher provision also reflects the fact that the average size of the commercial real estate loans we originated in 1998 was significantly higher than the average size of commercial real estate loans we originated in prior years. The average size of the new commercial loans was $1.25 million in 1998, 53% larger than the average commercial real estate loan in our portfolio at the end of 1997, which was $815,000.

     The allowance for loan losses at the end of 1998 was 1.32% of total loans compared with 1.16% at the end of the 1997. The increase in the coverage ratio reflects the change in loan portfolio composition described above.

Non-Interest Income

     Non-interest income increased to $3.6 million in 1998 compared with $3.2 million the year before. Loan fees declined from $995,000 in 1997 to $656,000 in 1998. The high level of residential mortgage refinancing reduced the balance of loans we had been servicing and the fees we earned from that servicing. Refinancing activity in 1998 also produced an increase in fixed-rate mortgage applications. Because we sell fixed-rate residential mortgage loans, primarily servicing released, the increased volume produced additional gains on loan sales compared to 1997. The loan sale gains rose from $300,000 in 1997 to $1.1 million in 1998.

     Service charges on deposit accounts increased from $623,000 in 1997 to $726,000 in 1998 primarily because we had more checking and NOW account customers.

     Securities gains were $61,000 in 1998, down from $727,000 in 1997. The gains in 1997 reflect primarily the sale of most of our common stock holdings.

     Total non-interest income in 1998 included a $457,000 increase in the cash surrender value of certain life insurance policies compared with 1997.

Non-Interest Expense

     Total non-interest expense increased $404,000, or 2.3%, to $18.0 million in 1998 compared with $17.6 million for the prior year. Salaries and employee benefits expense represented $378,000 of the increase. During 1998, we increased our staffing levels in order to handle the higher loan and deposit activity we were experiencing.

Income Taxes

     Income taxes increased $678,000 or 40.4% to $2.4 million from $1.7 million in 1997. The effective tax rate was 36.0% in 1998 and 31.4% in 1997. The 1997 tax rate was lower because we had held certain tax advantaged securities during 1997 which we no longer held in 1998. The effective tax rate also reflects the utilization of qualified securities investment companies to substantially reduce state income taxes.

Liquidity and Capital Resources

     The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. We also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Our maximum borrowing capacity from the Federal Home Loan Bank is approximately $300.0 million, net of borrowings that are already outstanding. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

     At December 31, 1999, outstanding borrowings from Federal Home Loan Bank were $55.9 million, $28.8 million above the level at December 31, 1998. In June 1999, we borrowed $14.5 million from the Federal Home Loan Bank in order to fund the construction and acquisition of a new building. The Federal Home Loan Bank loan is to be repaid in equal monthly payments over 20 years. The rate is fixed at 6.19%.

     Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

     Our primary investing activities are the origination of one- to four-family real estate, commercial real estate, commercial and consumer loans, and to the purchase of investment securities. During the 1999 fiscal year, we originated loans of approximately $252.6 million, and during the 1998 fiscal year we originated loans of approximately $330.1 million. Purchases of investment securities totaled $43.3 million for the 1999 fiscal year and $70.9 million for 1998. At December 31, 1999, Cambridgeport had loan commitments to borrowers of approximately $26.8 million, and available home equity and unadvanced lines of credit of approximately $135.3 million.

     Deposit flows are affected by the level of interest rates, by the interest rates and products offered by competitors and by other factors. Total deposits increased $53.2 million and $47.7 million during the 1999 and 1998 fiscal years, respectively. Time deposit accounts scheduled to mature within one year were $269.6 million at December 31, 1999. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these certificates of deposit will remain on deposit. We monitor our liquidity position frequently and anticipate that we will have sufficient funds to meet our current funding commitments.

     At December 31, 1999, we exceeded each of the applicable regulatory capital requirements. Our leverage Tier 1 capital was $77.2 million, or 17.5% of risk-weighed assets, and 10.4% of average assets. We had a risk-based total capital of $85.1 million and a risk-based capital ratio of 19.3%.

     Except for the construction of our new administrative center, for which we have already secured funding, and other costs associated with the new building such as furniture, we do not anticipate any other material capital expenditures during calendar year 2000. We do not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is incorporated herein by reference to this Annual Report on Form 10-K, under Item 7, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation s - Market Risk and Management of Interest Rate Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Cambridgeport Mutual Holding Company and subsidiary Cambridgeport Bank as of December 31, 1999 and 1998 are included in pages F-1 through F-38 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Shared Management Structure

     Port Financial Corp. and Cambridgeport Bank have the same directors and executive officers. Although it has no current plans to do so, Cambridgeport Bank may choose to appoint additional directors in the future. We expect that Port Financial Corp. and Cambridgeport Bank will continue to have common executive officers until there is a business reason to establish separate management structures.

     To date, Cambridgeport Bank has compensated its directors and executive officers for their services to the bank. Port Financial Corp. has not paid any additional compensation to these people for their additional services to the holding company. We expect to continue this practice in the case of executive officers until we have a business reason to establish separate compensation programs. Until then, we expect Port Financial Corp. to reimburse Cambridgeport Bank for a part of the compensation paid to each executive officer that is proportionate to the amount of time which he or she devotes to performing services for Port Financial Corp.

Directors

     Composition of our Boards. We have nine directors. Each belongs to one of three classes with staggered three-year terms of office. Classes One, Two and Three have directors whose terms expire in 2001, 2002 and 2003. At each of the annual shareholder meetings of Port Financial Corp., the shareholders elect directors to fill the seats of the directors whose terms are expiring in that year and any vacant seats. Directors of Cambridgeport Bank are elected by Port Financial Corp. as its sole stockholder.

     Who Our Directors Are. The following table states our directors' names, their ages as of their birthdays in 1999, the years when they began serving as directors and the years when their current terms of office as directors will expire:

                                               Bank        Company
                                             Director      Director     Term
        Name                       Age        Since         Since       Expires
        ----                       ---        -----         -----       -------
 Paul R. Corcoran, Jr.             67          1972         2000         2002
 Daniel C. Crane, Esq.             49          1986         2000         2003
 Samuel C. Fleming                 59          1993         2000         2001
 William Goldberg, Esq.            70          1977         2000         2002
 Robert D. Happ                    59          1997         2000         2001
 James B. Keegan                   58          1985         2000         2003
 Jane L. Lundquist                 46          1999         2000         2001
 Joseph F. O'Connor                70          1979         2000         2002
 Rudolph R. Russo                  72          1974         2000         2003

     Our Directors' Backgrounds. The business experience for the past five years of each of our directors is as follows:

     Paul R. Corcoran, Jr. is the owner and President of The Harvard Shop, Inc., a retail specialty store which sells college insignia merchandise. He has held the office of Clerk of Cambridgeport Bank since 1990.

     Daniel C. Crane, Esq. has served as Chief Bar Counsel for the Board of Bar Overseers of the Supreme Judicial Court of Massachusetts since September, 1999. Prior to this position, he was an attorney in private practice for over twenty years. He has served on the boards of directors of a number of charitable and professional organizations, including service as president of the Massachusetts Bar Association. He currently serves as Chair of the Audit Committee of the Bank, a position he has held for the last five years.

     Samuel C. Fleming has been the Board Chairman and Chief Executive Officer of Decision Resources, Inc., an international health care research and consulting company since 1990. From 1967 to 1990, Mr. Fleming held various positions at Arthur D. Little, Inc., most recently as Senior Vice President, Member of the Corporate Management Committee and Chairman of Arthur D. Little Decision Resources, which he founded in the mid-1970s. Mr. Fleming received a B.Ch.B. from Cornell University and an M.B.A. from Harvard Business School. In addition to Cambridgeport Bank, he serves as a Director of CareGroup, Inc. and as a Trustee of Cornell University and the Standish Ayer & Wood Investment Trust.

     William Goldberg, Esq. has been an attorney with the Goldberg Law Office in Cambridge, Massachusetts since 1954.

     Robert D. Happ is a director for Net Optix. He retired in June, 1994 from his position as Regional Managing Partner of KPMG Peat Marwick.

     James B. Keegan has served as the President and Chief Executive Officer of Cambridgeport Bank since 1984. Prior to this position, he was the Executive Vice President of the Bank for one year. Before joining Cambridgeport Bank, Mr. Keegan held positions in various financial institutions, including Rochester Savings Bank, First Pennsylvania Bank and New England Merchants National Bank. Mr. Keegan earned his undergraduate degree from Harvard College and his MBA from the Harvard Business School.

     Jane L. Lundquist has been the Executive Vice President of Cambridgeport Bank since 1996. Prior to this position, she served as the Senior Vice President from 1987 to 1996. As Executive Vice President, she is currently the Senior Officer of Cambridgeport Bank for the Consumer Banking Department, which includes mortgage lending, consumer lending, branch banking and telebanking. She also manages several administrative areas such as Human Resources, Marketing, Community Relations and Auditing (administrative reporting only). Prior to Cambridgeport Bank, Ms. Lundquist worked at Braxton Associates, a strategic management consulting firm, and at Arthur Andersen. Ms. Lundquist holds a business degree from the University of North Carolina and an MBA from the University of Virginia.

     Joseph F. O'Connor is Consultant to the Charles Stark Draper Laboratory, Inc., a nonprofit research company and Secretary of that corporation. He retired as Vice-President of Administration in 1994. He also serves as a director of the Delta Dental Corporation of Massachusetts, Inc., a nonprofit dental insurance company. He is also Chairman of the Board of Denta Quest Investment Corp., a wholly owned subsidiary of Delta Dental.

     Rudolph R. Russo has 50 years of experience in all phases of real estate including brokering, appraising, investing, developing and consulting. He also served as Chairman of the Board of Assessors for the City of Cambridge from 1969 to 1982. He has been involved with Cambridgeport Bank since 1977 and has been a director since 1994.

Meetings of the Board of Directors and Its Committees

     Our Boards of Directors meet on a monthly basis and may hold additional special meetings. During 1999, the Board of Directors of Cambridgeport Bank held 12 regular meetings and three special meetings. The Board of Directors of Port Financial Corp. did not meet in 1999.

     The Boards of Directors of Cambridgeport Bank and Port Financial Corp. maintain Executive, Audit, Compensation, Credit and Nominating Committees with identical compositions.

     The Executive Committee consists of Messrs. Keegan, Corcoran, Fleming, Goldberg and Russo and Ms. Lundquist, with Mr. Keegan serving as Chair. The Executive Committees meet as needed with the full power of the Board of Directors. The Executive Committee of Cambridgeport Bank met 22 times during 1999.

     The Audit Committees consist of Messrs. Crane, Happ and O'Connor, with Mr. Crane serving as Chair. These Committees review the annual audit prepared by the independent accountants, recommend the appointment of accountants and review the work of the internal auditors. The Audit Committee of Cambridgeport Bank met four times during 1999.

     The Compensation Committees consist of Messrs. Corcoran, Fleming, Happ, Keegan, O'Connor, and Ms. Lundquist with Mr. Corcoran serving as Chair. These Committees provide advice and recommendations to the Board in the areas of employee salaries and benefit programs. The Compensation Committee of Cambridgeport Bank met one time during 1999.

     The Credit Committees consist of Messrs. Russo and Keegan and Ms. Lundquist and certain officers of Cambridgeport Bank, with Mr. Keegan as the Chair. The Credit Committee of Cambridgeport Bank met 22 times during 1999.

     The Nominating Committees consist of Messrs. Crane, Fleming and Keegan, with Mr. Crane as the Chair. These Committees nominate individuals for election to the Board of Directors. The Nominating Committee of Cambridgeport Bank met one time during 1999.

Executive Officers Who are Not Directors

     Charles Jeffrey serves as Senior Vice President and Chief Financial Officer of Cambridgeport Bank, a position he has held since July of 1998. From 1994 to 1997, he served as President of the Massachusetts Division of Albank, FSB located in Ludlow, Massachusetts. His background also includes 15 years at Bank of America where he held positions in commercial lending, operations, and finance.

Transactions with Affiliates

     We do not make loans to our executive officers. However, we do make loans to our trustees/directors and non-executive officers. These loans bear interest at the same rate as loans offered to non-trustee/director borrowers and have the same underwriting terms that apply to non-trustee/director borrowers.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

     Meeting Fees. Cambridgeport Bank's practice has been to pay a fee of $500 to each of its non-employee directors for attendance at each board meeting and each committee meeting and to pay each non-employee director an annual retainer of $10,000. Cambridgeport Bank paid fees totaling $216,000 to its non-employee directors for the year ended December 31, 1999.

     Effective as of the conversion, non-employee directors of Cambridgeport Bank will receive an annual retainer of $5,000 and non-employee directors of Port Financial Corp. will receive an annual retainer of $5,000. Directors of Cambridgeport Bank will receive a $500 fee for any board or committee meeting attended and, similarly, directors of Port Financial Corp. will receive a $500 fee for any board or committee meeting attended. However, only one board or committee meeting fee will be paid to a director for any joint meeting of the boards of Cambridgeport Bank and Port Financial Corp. or any joint meeting of any committees of the boards.

     Mr. Corcoran receives an additional annual retainer of $10,000 for his service as Clerk of Cambridgeport Bank. In addition, Cambridgeport Bank pays Mr. Russo $70 per hour for special assignments.

     Directors' Emeritus Consultation Plan. Directors of Port Financial Corp. who retire from service on the board of Port Financial Corp. within four years from the conversion may elect to participate in the Directors' Emeritus Consultation Plan by agreeing to provide consulting services to Port Financial Corp. for a period of 12 to 36 months. A retiring director who elects to provide consulting services will receive a fee of $1,000 per month and will be designated as a director emeritus. A director emeritus will provide the consulting services agreed upon and may attend meetings of the board of Port Financial Corp., but will have no power or right to vote at such meetings.

Executive Officer Compensation

     Summary Compensation Table. The following table provides information about the compensation paid for 1999 to the Bank's Chief Executive Officer and to the other most highly compensated executive officers whose annual salary and bonus for 1999 was at least $100,000.

                                                       Annual Compensation
                                       --------------------------------------------------
          Name and                                                      Other Annual            All Other
     Principal Position        Year          Salary($)    Bonus($)   Compensation($)(a)     Compensation($)(b)
     ------------------        ----          ---------    --------   ------------------     ------------------
James B. Keegan,
    President and Chief       1999            331,602     120,000            --                  8,520
    Executive Officer

Jane L. Lundquist,
    Executive Vice-President  1999            216,009      90,000            --                  6,940

Charles Jeffrey, Senior Vice
    President and Chief       1999            139,669      40,000            --                  2,130
    Financial Officer

-----------------------
(a) Cambridgeport Bank provides its executive officers with non-cash benefits and perquisites, such as the use of employer-owned or leased automobiles. Management of the Bank believes that the aggregate value of these benefits for 1998 did not, in the case of any executive officer, exceed $50,000 or 10% of the aggregate salary and annual bonus reported for him or her in the Summary Compensation Table.

(b) Includes the following components: (1) employer matching contributions to the Cambridgeport Bank 401(k) Plan: Mr. Keegan, $3,754; Ms. Lundquist, $4,452; and Mr. Jeffrey, $882; and (2) the premium cost for life insurance coverage provided by Cambridgeport Bank: Mr. Keegan, $4,766; Ms. Lundquist, $2,488; and Mr. Jeffrey, $1,248.

Employment Agreements

     Port Financial Corp. and Cambridgeport Bank have jointly entered into employment agreements with Mr. Keegan to secure his services as President and Chief Executive Officer, and Ms. Lundquist to secure her services as Executive Vice President. For purposes of Port Financial Corp.'s obligations, the employment agreements have rolling three-year terms beginning November 1, 1999 which by decision of the executive or joint decision of Port Financial Corp. and Cambridgeport Bank may be converted to a fixed three-year term. For purposes of Cambridgeport Bank's obligations the employment agreements have fixed terms of three years beginning November 1, 1999 and may be renewed annually after a review of the executive's performance. These agreements provide for minimum annual salaries of $375,000 and $220,000, respectively, discretionary cash bonuses, and participation on generally applicable terms and conditions in other compensation and fringe benefit plans. They also guarantee customary corporate indemnification and errors and omissions insurance coverage throughout the employment term and for six years after termination.

     Port Financial Corp. and Cambridgeport Bank may terminate each executive's employment, and each executive may resign, at any time with or without cause. However, in the event of termination during the term without cause, they will owe the executive severance benefits generally equal to the value of the cash compensation and fringe benefits that the executive would have received if he had continued working for an additional three years. The same severance benefits would be payable if the executive resigns during the term following: a loss of title, office or membership on the board of directors; material reduction in duties, functions or responsibilities; involuntary relocation of the executive's principal place of employment to a location over 25 miles in distance from Cambridgeport Bank's principal office in Cambridge, Massachusetts and over 25 miles from the executive's principal residence; or other material breach of contract by Port Financial Corp. or Cambridgeport Bank which is not cured within 30 days. For 60 days after a change in control, each executive may resign for any reason and collect severance benefits as if he or she had been discharged without cause. The employment agreements also provide uninsured death and disability benefits.

     If Port Financial Corp. or Cambridgeport Bank experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of their assets as contemplated by section 280G of the Internal Revenue Code, a portion of any severance payments under the employment agreements might constitute an "excess parachute payment" under current federal tax laws. Federal tax laws impose a 20% excise tax, payable by the executive, on excess parachute payments. Under the employment agreements, Cambridgeport Bank and Port Financial Corp. would reimburse the executive for the amount of this excise tax and would make an additional gross-up payment so that, after payment of the excise tax and all income and excise taxes imposed on the reimbursement and gross-up payments, the executive will retain approximately the same net-after tax amounts under the employment agreement that he or she would have retained if there were no 20% excise tax. The effect of this provision is that Cambridgeport Bank and Port Financial Corp., rather than the executive, bears the financial cost of the excise tax. Assuming a change in control occurred as of December 31, 1999 and payments became payable under the employment agreements on that date, approximately $2.9 million and $1.5 million would become payable to Mr. Keegan and Ms. Lundquist, respectively. Neither Port Financial Corp. nor Cambridgeport Bank could claim a federal income tax deduction for an excess parachute payment, excise tax reimbursement payment or gross-up payment.

Change of Control Agreements

     Cambridgeport Bank and Port Financial Corp. will jointly enter into two-year change of control agreements with Mr. Jeffrey and two non-executive officers. The term of these agreements is perpetual until Cambridgeport Bank gives notice of non-extension, at which time the term is fixed for two years.

     Generally, Cambridgeport Bank may terminate the employment of any officer covered by these agreements, with or without cause, at any time prior to a change of control without obligation for severance benefits. However, if Cambridgeport Bank or Port Financial Corp. signs a merger or other business combination agreement, or if a third-party makes a tender offer or initiates a proxy contest, it could not terminate an officer's employment without cause without liability for severance benefits. The severance benefits would generally be equal to the value of the cash compensation and fringe benefits that the officer would have received if he or she had continued working for an additional two years. Cambridgeport Bank would pay the same severance benefits if the officer resigns after a change of control following a loss of title, office or membership on the Board of Directors, material reduction in duties, functions or responsibilities, involuntary relocation of his or her principal place of employment to a location over 25 miles from Cambridgeport Bank's principal office on the day before the change of control and over 25 miles from the officer's principal residence or other material breach of contract which is not cured within 30 days. These agreements also provide uninsured death and disability benefits.

     If Cambridgeport Bank or Port Financial Corp. experiences a change in ownership, a change in effective ownership or control or a change in the ownership of a substantial portion of their assets as contemplated by section 280G of the Internal Revenue Code, a portion of any severance payments under the change of control agreements might constitute an "excess parachute payment" under current federal tax laws. Any excess parachute payment would be subject to a federal excise tax payable by the officer and would be non-deductible by Cambridgeport Bank and Port Financial Corp. for federal income tax purposes. The change of control agreements do not provide a tax indemnity.

     Similar change of control agreements providing severance benefits equal to one year's compensation and benefits will be entered into with 21 non-executive officers of Cambridgeport Bank.

Benefit Plans

     Severance Pay Plan. This plan provides severance benefits to salaried employees with one year of service who are not parties to individual employment or change of control agreements and are discharged without cause due to a change of control. Severance benefits include two weeks' base salary for each year of service for officers and one week's base salary for each year of service for non-officer employees. The minimum severance benefit is twelve weeks' base salary for officers and two weeks' base salary for non-officers. The maximum severance benefit payable under the plan is 52 weeks' base salary. Employees entitled to severance also receive continued employer-paid life and health insurance coverage for up to one year after termination of employment as well as professional outplacement and job assistance services. These same benefits are available to an employee who resigns after a change of control following a material adverse change in title, position or responsibilities, involuntary relocation to a worksite requiring that the officer move his place of residence to avoid an unreasonable commute, a reduction in base salary of more than 20%, or assignment to duties, offices or working space involving unreasonable personal embarrassment.

     Pension Plans. Cambridgeport Bank has adopted the SBERA Pension Plan for its employees. The SBERA Pension Plan is a tax-qualified plan that covers substantially all employees who are age 21 and completed at least one year of service. The following table shows the estimated aggregate benefits payable under the SBERA Pension Plan upon retirement at age 65 with various years of service and average compensation combinations.

                                          Years of Service
     Average       -------------------------------------------------------------
 Compensation(a)       15          20            25         30(b)       35(b)
-----------------  ----------  -----------  -----------  ----------  -----------
  $ 100,000         $ 17,274    $ 23,032      $ 28,790    $ 28,790    $ 28,790
  $ 120,000           21,324      28,432        35,540      35,540      35,540
  $ 140,000           25,374      33,832        42,290      42,290      42,290
  $ 160,000           29,424      39,232        49,040      49,040      49,040
  $ 200,000           29,424      39,232        49,040      49,040      49,040
  $ 400,000           29,424      39,232        49,040      49,040      49,040
  $ 600,000           29,424      39,232        49,040      49,040      49,040

_______________________

(a) Average compensation is average base salary plus bonus, as reported in the "Salary" and "Bonus" columns of the Summary Compensation Table, for the highest three consecutive years during the participant's employment period. Tax laws impose a limit ($160,000 for individuals retiring in 1999) on the average compensation that may be counted in computing benefits under the SBERA Pension Plan.

(b) The SBERA Pension Plan does not count service in excess of 25 years in the benefit formula.

The benefits shown in the preceding table are annual benefits payable in the form of a single life annuity at age 65 and are not subject to any deduction for Social Security or other offset amounts. An additional benefit equal to 0.6% of Average Compensation is provided for each year of service credited prior to April 1, 2000. Mr. Keegan, Ms. Lundquist and Mr. Jeffrey have 17, 14 and 1 year
(s) of such prior service credit, respectively. At December 31, 1999, the estimated average compensation and years of service of the executive officers named in the Summary Compensation Table were: Mr. Keegan: $397,889, 17 years of service; Ms. Lundquist: $259,876, 14 years of service; and Mr. Jeffrey:
$109,104, 1 year of service.

     Mr. Keegan and Ms. Lundquist also are entitled to retirement benefits under the Cambridgeport Bank 1999 Nonqualified Pension Plan. Under this plan, each executive is entitled to a monthly retirement benefit equal to the greater of 25% of his or her highest monthly salary or 75% of his or her highest monthly salary, reduced by his or her monthly retirement benefit under the SBERA Pension Plan and his or her monthly Social Security benefit. Under the plan, the executive's highest monthly salary is equal to the executive's average annual base salary for the three calendar years out of the five calendar years prior to retirement in which the executive's base salary is the highest, divided by twelve.

     401(k) Plan. Cambridgeport Bank has adopted the SBERA 401(k) Plan, a tax-qualified defined contribution plan, for substantially all employees of Cambridgeport Bank who have attained age 21 and completed at least one year of service. Eligible employees may contribute from 1% to 15% of annual compensation to the plan on a pre-tax basis each year, subject to limitations of the Internal Revenue Code (for 1999 the limit was $10,000). Cambridgeport Bank makes a matching contribution to the plan equal to 50% of the first three percent of annual compensation contributed to the plan on a pre-tax basis by a participant. Effective January 1, 2000, the matching contribution made by Cambridgeport Bank will increase to 100% of the first three percent of a participant's annual compensation contributed to the plan on a pre-tax basis.

     This plan has an individual account for each participant's contributions and allows each participant to direct the investment of his or her account. One permitted investment is Port Financial Corp. common stock. The plan itself is not an eligible account holder in this initial stock offering. However, participants who are eligible account holders and supplemental eligible account holders may use their subscription rights to purchase stock for their plan accounts. This plan will purchase common stock for other participants in the initial offering, to the extent that shares are available. After the offering, the plan will purchase in open market transactions. Participants will direct the voting of shares purchased for their plan accounts.

     Officers' Deferred Compensation Plan. Cambridgeport Bank also maintains the Cambridgeport Bank Officers' Deferred Compensation Plan, a non-qualified plan, in order to provide restorative payments to executives whose employer matching contributions under the 401(k) Plan are limited by legal limitations applicable to tax-qualified plans. The Officers' Deferred Compensation Plan also offers eligible executives the opportunity to defer the receipt of a portion of their income in a manner that defers the taxation of such income.

     Long-Term Incentive Plan. This plan was established to permit executives selected by the Compensation Committee to earn cash bonuses based on the achievement of objective, preestablished performance goals appropriate for a publicly-held company that are set for periods longer than one year. This plan is effective as of January 1, 2000. Under the plan the Compensation Committee grants participation units to selected employees each year. Each unit represents a dollar amount that will be paid at the end of a three-year performance period if specified performance targets are met. The Compensation Committee may establish lower unit values for performance that exceeds a minimum threshold but is below the target and higher unit values for performance that exceeds the target. Participation units granted in any plan year may be canceled and substituted with awards of restricted stock or stock options granted to the participant.

     Payments for participation units will be made as soon as practicable following the end of the relevant performance period. In general, a participant whose employment terminates prior to the payment for units for a performance period will forfeit his or her units. There is an exception, and payment will be made in the event of death, disability, retirement or a change in control occurs after the end of a performance period but prior to the payment for units related to the performance period.

Limitations on Federal Tax Deductions for Executive Officer Compensation

     As a private entity, Cambridgeport Bank has been subject to federal tax rules which permit it to claim a federal income tax deduction for a reasonable allowance for salaries or other compensation for personal services actually rendered. Following the conversion, federal tax laws may limit this deduction to $1 million each tax year for each executive officer named in the summary compensation table in Port Financial Corp.'s proxy statement for that year. This limit will not apply to non-taxable compensation under various broad-based retirement and fringe benefit plans, to compensation that is paid in "qualified performance-based compensation" under applicable law or to compensation that is paid in satisfaction of commitments that arose before the conversion. Port Financial Corp. and Cambridgeport Bank expect that the Compensation Committee will take this deduction limitation into account with other relevant factors in establishing the compensation levels of their executive officers and in setting the terms of compensation programs. Currently, none of our executives officers receive annual compensation expected to exceed this limit. However, there is no assurance that all compensation paid to our executive officers will be deductible for federal income tax purposes. To the extent that compensation paid to any executive officer is not deductible, the net after-tax cost of providing the compensation will be higher and the net after-tax earnings of Port Financial Corp. and Cambridgeport Bank will be reduced.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders of the Company

     Not applicable. As of the date of this report, the Company has issued no shares of its common stock.

Security Ownership of Management

     Not applicable. As of the date of this report, the Company has issued no shares of its common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Directors/Trustees and Executive Officers

     We do not make loans to our executive officers. However, we do make loans to our trustees/directors and non-executive officers. These loans bear interest at the same rate as loans offered to non-trustee/director borrowers and have the same underwriting terms that apply to non-trustee/director borrowers.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Listed below are all financial statements and exhibits filed as part of this report:

              (1) The consolidated balance sheets of Cambridgeport Mutual Holding Company and subsidiary Cambridgeport Bank as of December 31, 1999 and 1998 and the related consolidated statements of income and cash flows for each of the years in the three-year period ended December 31, 1999, together with the related notes and the independent auditors' report of Arthur Andersen LLP, independent public accountants.

              (2)  Schedules omitted as they are not applicable.

              (3)  Exhibits

         2.1 Plan of Conversion and Stock Issuance Plan of Cambridgeport Mutual Holding Company (including the Amended and Restated Charter and Bylaws of Cambridgeport Bank)*

         3.1  Articles of Organization of Port Financial Corp.*

         3.2  Bylaws of Port Financial Corp.*

         4.1  Articles of Organization of Port Financial Corp. (See Exhibit
              3.1)*

         4.2  Bylaws of Port Financial Corp. (See Exhibit 3.2)*

         4.3  Form of Stock Certificate of Port Financial Corp.*

         10.1 Form of Employee Stock Ownership Plan of Port Financial Corp.*

         10.2 Form of ESOP Restoration Plan of Port Financial Corp.*

         10.3 Form of Employment Agreement, between James Keegan and Port Financial Corp.*

         10.4 Form of Employment Agreement, between Jane Lundquist and Port Financial Corp.*

         10.5 Form of Trust Agreement under the Cambridgeport Bank Nonqualified Pension Plans and Supplemental Executive Retirement Plan*

         10.6 Form of 1999 Nonqualified Pension Plan of Cambridgeport Bank and Amendment thereto*

         10.7 Form of Directors' Emeritus Consultation Plan of Port Financial Corp.*

         10.8 Form of Officers' Deferred Compensation Plan of Cambridgeport
              Bank*

         10.9 Long-Term Incentive Plan of Port Financial Corp.*

         21.1 Subsidiaries of the Registrant*

         23.1 Consent of Arthur Andersen LLP

         27.1 Financial Data Schedule (Submitted only with filing in electronic format)

* Incorporated herein by reference to Registration Statement No. 333-91549 on Form S-1 of Port Financial Corp. filed with the Securities and Exchange Commission on November 23, 1999, as amended.

         (b)  The Company has not filed any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Cambridgeport, Commonwealth of Massachusetts, on March 21, 2000.

                                  Port Financial Corp.


                                         /s/ James B. Keegan
                                         ---------------------------------------
                                  By:    James B. Keegan
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

        Name                            Title                                     Date
/s/ James B. Keegan           Director, Chairman of the Board,                March 21, 2000
-------------------------     President and Chief Executive
James B. Keegan               Officer (Principal Executive Officer)

/s/ Charles Jeffrey           Treasurer and Chief Financial Officer           March 21, 2000
-------------------------     (Principal Financial and Accounting Officer)
Charles Jeffrey

/s/ Paul R. Corcoran, Jr.     Director                                        March 21, 2000
-------------------------
Paul R. Corcoran, Jr.

/s/ Daniel C. Crane           Director                                        March 21, 2000
-------------------------
Daniel C. Crane

/s/ Samuel C. Fleming         Director                                        March 21, 2000
-------------------------
Samuel C. Fleming

/s/ William Goldberg          Director                                        March 21, 2000
-------------------------
William Goldberg

/s/ Robert D. Happ            Director                                        March 21, 2000
-------------------------
Robert D. Happ

/s/Jane L. Lundquist          Director and Executive Vice President           March 21, 2000
-------------------------
Jane L. Lundquist

/s/ Joseph F. O'Connor        Director                                        March 21, 2000
-------------------------
Joseph F. O'Connor

/s/ Rudolph R. Russo          Director                                        March 21, 2000
-------------------------
Rudolph R. Russo

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   Index to consolidated financial statements


                                                                Page

Report of Independent Public Accountants                        F-2

Consolidated Balance Sheets as of
December 31, 1999 and 1998                                      F-3

Consolidated Statements of Operations for the Years Ended
December 31, 1999, 1998 and 1997                                F-4

Consolidated Statements of Changes in Retained Earnings
For the Years Ended December 31, 1999, 1998 and 1997            F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1999, 1998 and 1997                                F-6

Notes to Consolidated Financial Statements                   F-7-38


All schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto.

                    Report of Independent Public Accountants



To the Audit Committee of
Cambridgeport Mutual Holding Company:

We have audited the accompanying consolidated balance sheets of Cambridgeport Mutual Holding Company and subsidiaries (collectively, the Bank) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambridgeport Mutual Holding Company and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                                /s/ Arthur Andersen LLP
                                                ---------------------------
                                                Arthur Andersen LLP



Boston, Massachusetts
January 27, 2000

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                          Consolidated Balance Sheets

                                 (In thousands)

                                                                         December 31,
                                                                         ------------
                                                                       1999        1998
                                                                       ----        ----
                                          Assets
Cash and Due from Banks                                              $ 16,594   $  6,988
Other Cash Equivalents                                                  2,835      3,059
                                                                     --------   --------
     Total cash and cash equivalents                                   19,429     10,047
Certificates of Deposit                                                 5,149      5,900
Investment Securities Available-for-Sale, at fair value
(Note 2)                                                              131,647    144,829
Loans Held-for-Sale                                                         -      3,842
Loans, net (Notes 1 and 3)                                            577,029    492,548
Federal Home Loan Bank Stock, at cost (Note 7)                          4,452      3,879
Savings Bank Life Insurance Stock, at cost                              1,934      1,934
Banking Premises and Equipment, net (Note 4)                           11,782      5,616
Accrued Interest Receivable                                             4,054      4,032
Other Assets (Notes 5 and 11)                                           7,265      5,460
                                                                     --------   --------
     Total assets                                                    $762,741   $678,087
                                                                     ========   ========

                              Liabilities and Retained Earnings

Deposits (Note 6)                                                    $618,288   $565,418
Federal Home Loan Bank Advances (Note 7)                               55,891     27,066
Mortgagors' Escrow Payments                                             3,031      2,657
Accrued Expenses and Other Liabilities (Notes 8 and 11)                 6,401      6,858
                                                                     --------   --------
     Total liabilities                                                683,611    601,999
                                                                     --------   --------
Commitments and Contingencies (Notes 8, 9 and 12)
Retained Earnings (Note 10)                                            77,221     72,447
Accumulated Other Comprehensive Income                                  1,909      3,641
                                                                     --------   --------
     Total retained earnings                                           79,130     76,088
                                                                     --------   --------
     Total liabilities and retained earnings                         $762,741   $678,087
                                                                     ========   ========


  The accompanying notes are an integral part of these consolidated financial statements.

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In THOUSANDS)

                                                                     Years Ended
                                                                     -----------
                                                                     December 31
                                                                     -----------
                                                           1999         1998          1997
                                                           ----         ----          ----

Interest and Dividend Income:

 Interest on loans                                       $40,366       $37,374      $30,304
 Interest and dividends on investment securities           8,462        10,023       12,282
 Interest on other cash equivalents                          735           787          574
 Interest on certificates of deposit                         408           472          801
                                                         -------       -------      -------
     Total interest and dividend income                   49,971        48,656       43,961
                                                         -------       -------      -------
Interest Expense:
 Interest on deposits                                     23,420        24,318       22,732
 Interest on borrowed funds                                2,286         1,562          822
                                                         -------       -------      -------
     Total interest expense                               25,706        25,880       23,554
                                                         -------       -------      -------
     Net interest income                                  24,265        22,776       20,407
Provision for Possible Loan Losses (Note 3)                  740         1,760          600
                                                         -------       -------      -------
     Net interest income after provision for
      possible loan losses                                23,525        21,016       19,807
                                                         -------       -------      -------
Noninterest Income:
 Customer service fees                                       862           726          623
 Gain on sales of investment securities, net (Note 2)          -            61          727
 Gain on sales of loans, net                                 599         1,143          312
 Loan servicing fee income                                   416           656          995
 Increase in cash surrender value, net                       435           657          200
 Other income                                                747           328          319
                                                         -------       -------      -------
     Total noninterest income                              3,059         3,571        3,176
                                                         -------       -------      -------
Noninterest Expenses:
 Salaries and employee benefits (Note 11)                 10,171         9,489        9,111
 Occupancy and equipment expenses (Note 4 and Note 9)      3,305         3,507        3,590
 Curtailment loss on nonqualified pension
   plan (Note 11)                                            578             -            -
 Data processing service fees                              1,435         1,279        1,198
 Advertising                                               1,136           903          843
 Other noninterest expenses                                2,995         2,864        2,896
                                                         -------       -------      -------
     Total noninterest expenses                           19,620        18,042       17,638
                                                         -------       -------      -------
     Income before provision for income taxes              6,964         6,545        5,345
Provision for Income Taxes (Note 8)                        2,190         2,357        1,679
                                                         -------       -------      -------
     Net income                                          $ 4,774       $ 4,188      $ 3,666
                                                         =======       =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

            CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)


                                                                                               Accumulated Other
                                                          Comprehensive                          Comprehensive        Total Retained
                                                             Income         Retained Earnings        Income              Earnings

Balance, December 31, 1996                                                    $  64,593           $   2,252              $66,845
 Net income                                                  $ 3,666              3,666                   -                3,666
 Unrealized securities gains, net of $508 tax                  1,060
  expense
 Less--Reclassification of securities gains                      499
  included in net income, net of $228 tax                    -------
  expense
     Total other comprehensive income                            561                  -                 561                  561
                                                             -------          ---------           ---------              -------
     Total comprehensive income                              $ 4,227
                                                             =======
Balance, December 31, 1997                                                       68,259               2,813               71,072
 Net income                                                  $ 4,188              4,188                   -                4,188
 Unrealized securities gains, net of $458 tax
  expense                                                        867
 Less--Reclassification of securities gains
  included in net income, net of $22 tax expense                  39
                                                             -------
     Total other comprehensive income                            828                  -                 828                  828
                                                             -------          ---------           ---------              -------
     Total comprehensive income                              $ 5,016
                                                             =======
Balance, December 31, 1998                                                       72,447               3,641               76,088
 Net income                                                  $ 4,774              4,774                   -                4,774
 Unrealized securities gains, net of $992 tax
  expense                                                     (1,732)
 Less--Reclassification of securities gains                        0
  included in net income, net of $0 tax expense              -------
     Total other comprehensive income                         (1,732)                 -             (1,732)               (1,732)
                                                             -------          ---------           ---------              -------
     Total comprehensive income                              $ 3,042
                                                             =======
Balance, December 31, 1999                                                    $  77,221           $   1,909              $79,130
                                                                              =========           =========              =======


  The accompanying notes are an integral part of these consolidated financial statements.

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                Years Ended December 31
                                            --------------------------------
                                              1999       1998        1997
                                            ---------  ---------  ----------

Cash Flows from Operating Activities:
 Net income                                 $  4,774   $  4,188   $   3,666
 Adjustments to reconcile net income to
  net cash provided by operating
  activities-
  Provision for possible loan losses             121      1,760         600
  Depreciation and amortization                1,214      1,353       1,285
  Net gain from sales of investment
   securities                                      -        (61)       (727)
  Amortization of premiums on investment
   securities, net                               123        353         800
  Gain on loan sales, net                       (599)    (1,143)       (312)
  Gain on sales of other real estate
   owned, net                                      -          -         (25)
  Increase in cash surrender value, net         (435)      (657)       (200)
  Proceeds from sale of loans                 44,897     88,175      27,999
  Loans originated for sale                  (40,456)   (90,629)    (27,454)
  (Increase) decrease in other assets         (1,186)      (523)        387
  (Increase) decrease in accrued interest
   receivable                                    (22)       442         452
  (Decrease) increase in deferred loan
   fees                                         (108)       152         (54)
  (Decrease) increase in accrued expenses
   and other liabilities                        (457)       523       1,782
  Provision for prepaid taxes                   (183)      (907)       (328)
                                            --------   --------   ---------
      Net cash provided by operating
       activities                              8,300      3,026       7,871
                                            --------   --------   ---------
Cash Flows from Investing Activities:
 Proceeds from sales, maturities and
  principal repayment of securities
  available-for-sale                          53,600     85,825     159,472
 Purchase of securities available-for-sale   (43,264)   (68,484)   (107,948)
 Proceeds from maturities of certificates
  of deposit                                   5,107      6,603       4,282
 Purchase of certificates of deposit          (4,356)      (402)     (1,499)
 Net decrease in short-term investments            -          -       2,000
 Purchase of FHLB stock                         (573)      (817)          -
 Proceeds from sales of other real estate
  owned                                            -          -         119
 Purchase of premises and equipment           (7,381)    (1,252)     (1,129)
 Loan originations, net                      (84,235)   (76,836)   (113,699)
 Recoveries of loans previously
  charged-off                                    115         10          54
                                            --------   --------   ---------
      Net cash used in investing
       activities                            (80,987)   (55,353)    (58,348)
                                            --------   --------   ---------
Cash Flows from Financing Activities:
 Increase (decrease) in certificates of
  deposit                                     18,424     (3,695)      1,504
 Increase in demand deposits, NOW
  accounts and savings accounts               34,446     51,315      16,150
 Increase in mortgagors' escrow payments         374         98           5
 Additions to borrowings                      28,825      5,462      20,884
                                            --------   --------   ---------
      Net cash provided by financing
       activities                             82,069     53,180      38,543
                                            --------   --------   ---------
Net Increase (Decrease) in Cash and Cash
 Equivalents (Note 1)                          9,382        853     (11,934)
Cash and Cash Equivalents, beginning of
 year                                         10,047      9,194      21,128
                                            --------   --------   ---------
Cash and Cash Equivalents, end of Year      $ 19,429   $ 10,047   $   9,194
                                            ========   ========   =========
Supplemental Disclosures of Cash Flow
 Information:
 Cash paid for interest                     $ 25,511   $ 25,890   $  23,569
                                            ========   ========   =========
 Cash paid for income taxes                 $  3,070   $  2,143   $   1,739
                                            ========   ========   =========

Supplemental Noncash Investing Activities:
 Loans securitized into mortgage-backed
  investments                               $    -     $  1,584   $     696
                                            ========   ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   Notes to Consolidated Financial Statements
                        DECEMBER 31, 1999, 1998 and 1997

                                  (Continued)

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

(1)  Summary of Significant Accounting Policies

     Basis of Presentation

     Cambridgeport Savings Bank was reorganized into a mutual bank holding company operating under the name Cambridgeport Mutual Holding Company (the Company) on August 23, 1994 under the provisions of Massachusetts General Law. A new Massachusetts savings bank in stock form, known as Cambridgeport Bank, was chartered as a wholly owned subsidiary of the Company. The Federal Deposit Insurance Corporation (FDIC) and the Depositors Insurance Fund (DIF) insure all deposits of the Bank. The reorganization had no effect on previously reported consolidated results of operations.

     The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries, Cambridgeport Bank (collectively, the Bank) and Brighton Investment Corporation. Cambridgeport Bank has two wholly owned subsidiaries, Temple Investment Corporation and The Port Corporation. Temple Investment Corporation and The Port Corporation both engage in the investment of securities. In addition, Cambridgeport Bank is the sole member of Temple Realty, LLC which was formed to own the land and the building of Cambridgeport Bank's new administrative center. It currently leases the real estate from the developer. After the construction of the building is completed in early 2000, Temple Realty, LLC will purchase the real estate and will lease the improved property to Cambridgeport Bank and other tenants. Brighton Investment Corporation was established in December 1999 and engages in the investment of securities. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

     Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation. Such reclassifications have no effect on previously reported consolidated net income.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

     Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and overnight deposits with maturities of one day and investments in the highly liquid Bank Investment Fund.

     Investment Securities

     Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at cost, adjusted for amortization of premiums and accretion of discounts, using the effective-yield method. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. The Bank has no securities classified as trading or held-to- maturity. Debt and equity securities not classified as either held-to- maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income, which is included in retained earnings, net of the related taxes. The Bank classifies its securities based on the Bank's intention at the time of purchase.

     Unrealized losses that are determined to be other than temporary declines in value are charged to operations. When securities are sold, the adjusted cost of the specific security sold is used to compute gains or losses on the sale.

     Loans Held-for-Sale

     Loans held-for-sale are carried at the lower of the recorded loan balance or market value based on prevailing market conditions and commitments from institutional investors to purchase such loans. The amount by which cost exceeds market value is reflected in a valuation allowance, with subsequent increases or decreases in market value charged or credited to the valuation allowance and reflected in operations in the period in which they occur. There were no adjustments required for unrealized losses at December 31, 1999 and 1998.

     Loans, Deferred Fees and the Allowance for Possible Loan Losses

     Loans are stated at the amount of unpaid principal, reduced by amounts due to borrowers on unadvanced loans, net deferred loan fees and the allowance for possible loan losses.

     It is the policy of the Bank to discontinue the accrual of interest on loans when, in the judgment of management, the ultimate collectibility of principal or interest becomes doubtful. It is the policy of the

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     Bank to discontinue the accrual of interest on loans delinquent in excess of 90 days. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income. Interest received on nonaccrual loans is either applied against principal or reported as income on the cash basis based on management's judgment as to the collectibility of principal.

     Deferred loan origination fees and certain deferred loan origination costs are amortized over the contractual life of the related loan using the interest method or taken into income at the time the loans are sold. At December 31, 1999 and 1998, the Bank had net deferred loan fees of approximately $338,000 and $446,000, respectively.

     The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operations, and realized losses, net of recoveries, are charged directly to the allowance. The provision and the level of the allowance are based on management's periodic review of the composition of the loan portfolio in light of historical experience and prevailing economic conditions. The allowance is an estimate, and ultimate losses may vary from current estimates. As adjustments become necessary, they are reported in the results of operations in the period in which they become known.

     Loans are considered impaired when it is probable that the Bank will not be able to collect principal, interest and fees according to the contractual terms of the loan agreement. Management considers the paying status, net worth and earnings potential of a borrower, and the value and cash flow to the collateral as factors to determine whether a loan will be paid in accordance with its contractual terms. The amount judged to be impaired is the difference between the present value of the expected future cash flows discounted at the loan's original contractual effective interest rate and the net carrying amount of the loan. If foreclosure on a collateralized loan is probable, impairment is measured based on the fair value of the collateral compared to the carrying value. If appropriate, a valuation reserve is established to recognize the difference between the carrying value and the fair value. Impaired loans are charged off when management believes that the collectibility of the loan's principal is doubtful. The Bank considers nonaccrual loans, except for smaller balance homogenous residential and consumer loans, to be impaired. All impaired loans are classified as nonaccrual.

     Loan Servicing

     The Bank recognizes a servicing asset or a servicing liability upon the purchase or origination of loans and the sale or securitization of those loans with servicing retained. The amount capitalized is based on the allocation of the total cost of the loans to the servicing rights and the loans without the servicing rights based on their relative fair values. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on predominant risk characteristics including loan type, maturity date and

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

     Banking Premises and Equipment

     Land is stated at cost. Banking premises, leasehold improvements and furniture, fixtures and equipment are stated at cost, less accumulated depreciation and amortization. Construction-in-Progress represents expenditures at cost and capitalized interest which is calculated using the average construction costs for the period and the Bank's average borrowing rate. Depreciation and amortization are primarily computed by use of the straight-line method over the estimated useful lives of the respective assets or the terms of the respective leases, if shorter. The cost of maintenance and repairs is charged to expense as incurred; major expenditures for betterments are capitalized and depreciated.

     Income Taxes

     Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     Recent Accounting Developments

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either as asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recorded currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results of the hedged item in the statement of income and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133, is effective for fiscal years beginning after June 15, 2000. The Bank does not expect that the adoption of this statement will have a material impact of its financial position or results of operations.

     In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The Bank's adoption of this

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     statement on January 1, 1999 did not have a material impact on the Bank's financial position or results of operations.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that computer software costs associated with internal use software be expensed as incurred until certain capitalization criteria are met. The Bank's adoption of SOP 98-1 on January 1, 1999 did not have a material impact on its financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, Reporting Costs of Start-up Activities. SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Bank's adoption of SOP 98-5 on January 1, 1999 did not have a material impact on its financial position or results of operations.

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

(2)  Investment Securities

     The amortized cost and fair value of securities classified as available-for- sale at December 31, 1999 and 1998 are as follows (in thousands):

                                            ----------- December 31, 1999 -----------
                                            Amortized   Gross Unrealized
                                              Cost      Gains    Losses    Fair Value
                                            ---------  -------  ---------  ----------

      U.S. Treasury and agency obligations   $ 53,986  $     -   $(1,625)    $ 52,361
      Other bonds and notes                    27,887       15      (197)      27,705
      Mortgage-backed securities               45,517       42      (508)      45,051
                                             --------   ------   -------     --------

             Total debt securities            127,390       57    (2,330)     125,117

      Marketable equity securities              1,381    5,149         -        6,530
                                             --------   ------   -------     --------

      Total securities available-for-sale    $128,771   $5,206   $(2,330)    $131,647
                                             ========   ======   =======     ========
                                            ---------- December 31, 1998 -----------
                                            Amortized  Gross Unrealized
                                              Cost      Gains    Losses   Fair Value
                                            ---------  --------  -------  ----------

      U.S. Treasury and agency obligations   $ 55,516    $  398   $(180)    $ 55,734
      Other bonds and notes                    34,156       277     (14)      34,419
      Mortgage-backed securities               48,295       517    (100)      48,712
                                             --------    ------   -----     --------

             Total debt securities            137,967     1,192    (294)     138,865

      Marketable equity securities              1,262     4,702       -        5,964
                                             --------    ------   -----     --------

      Total securities available-for-sale    $139,229    $5,894   $(294)    $144,829
                                             ========    ======   =====     ========

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     A schedule of the maturity distribution of debt securities available-for-sale at December 31, 1999 is as follows (dollars in thousands):

                                      Amortized       Percent of
                                        Cost            Total      Fair Value
                                      ---------       ----------   ----------
      One year or less                $ 10,203             8.0%    $ 10,183
      Over 1 year to 5 years            78,900            61.9       77,094
      Over 5 years to 10 years          14,546            11.4       14,322
      Over 10 years                     23,741            18.7       23,518
                                      --------            ----     --------

      Total                           $127,390             100%    $125,117
                                      ========            ====     ========

     Actual maturities of mortgage-backed securities may differ from contractual maturities presented because borrowers have the right to prepay obligations without incurring prepayment penalties.

     Proceeds from the sales and maturities of investment securities and related gross gains and gross losses for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):

                           Years Ended December 31,
                           ------------------------
                                      1999         1998        1997
                                   ----------  ------------  --------

               Proceeds from       $  -              $9,280   $61,786
               sales

               Gross gains            -                  95       762

               Gross losses           -                  34        35

(3)  LOANS

     The Bank's lending activities are conducted principally in Massachusetts. The Bank grants single-family and multifamily residential loans, commercial real estate loans, commercial loans and a variety of consumer loans. In addition, the Bank grants loans for the construction of residential homes, multifamily properties and commercial real estate properties. Most loans granted by the Bank are collateralized by real estate. The ability and willingness of the single-family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrowers' geographic areas and real estate values. The ability and willingness of the commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrowers' geographic areas and the general economy.

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     The Bank's loan portfolio consisted of the following (in thousands):

                                                    December 31,
                                           ------------------------------
                                                1999            1998
                                           --------------  --------------

Real estate loans-
  Residential                                    $297,709        $243,363
  Home equity lines of credit                      62,458          56,502
  Commercial                                      212,833         188,541
  Construction                                      3,716           2,741
                                                 --------        --------
            Total real estate loans               576,716         491,147

Commercial                                          1,348             724

Consumer                                            6,046           7,310
                                                 --------        --------
             Total loans                          584,110         499,181
 Less-
 Allowance for possible loan losses                 7,081           6,633
                                                 --------        --------
             Total loans, net                    $577,029        $492,548
                                                 ========        ========

     An analysis of the allowance for possible loan losses is as follows (in thousands):

                                               December 31,
                                            ------------------
                                              1999      1998      1997
                                            --------  --------  --------


Balance, beginning of year                   $6,633    $4,907    $4,269
                                             ------    ------    ------
Provision for possible loan losses              740     1,760       600
                                             ------    ------    ------
Charge-offs-
 Consumer                                      (407)      (44)      (16)
                                             ------    ------    ------
                                               (407)      (44)      (16)
                                             ------    ------    ------
Recoveries-
 Real estate                                      5         5        54
 Commercial                                     107         -         -
 Consumer                                         3         5         -
                                             ------    ------    ------
                                                115        10        54
                                             ------    ------    ------

  Net (charge-offs) recoveries                 (292)      (34)       38
                                             ------    ------    ------

Balance, end of year                         $7,081    $6.633    $4,907
                                             ======    ======    ======

                     CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     Nonaccrual loans consisted of the following (in thousands):

                                                    December 31,
                                                    ------------
                                                 1999           1998
                                                 ----           ----
         Residential real estate                 $  32         $ 290
         Consumer loans                             96            --
                                                 -----         -----
                                                 $ 128         $ 290
                                                 =====         =====

     If these loans had been paying in accordance with their original contractual terms, approximately $7,000 and $8,000 of additional interest income would have been recorded in 1999 and 1998, respectively. There are no commitments to extend additional credit on these loans.

     During 1999 and 1998, the average recorded investment in impaired loans was $161,000 and $252,000, respectively, and no income was recognized related to the impaired loans. At December 31, 1999 and 1998, the Bank classified approximately $128,000 and $290,000, respectively, as impaired loans. These impaired loans did not, in the opinion of the Bank's management, require a related valuation reserve.

     In the ordinary course of business, the Bank has granted loans to trustees and officers at substantially the same terms and conditions as those prevailing at the time of origination for comparable transactions with other borrowers. In the opinion of management, these loans do not involve more than normal risk of collectibility. The aggregate amount of these loans was approximately $659,000 and $818,000 at December 31, 1999 and 1998, respectively. None of these loans were on nonaccrual status during 1999 and 1998.

                     CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

(4)  Banking Premises and Equipment

     A summary of the cost and accumulated depreciation and amortization of banking premises and equipment and their estimated useful lives is as follows (in thousands):

                                                December 31,
                                                ------------      Estimated
                                               1999      1998    Useful Life
                                               ----      ----    -----------
      Land                                    $    47   $   47
      Banking premises and leasehold            5,954    5,783   30 years or
        improvements                                             lease term
      Furniture, fixtures and equipment         2,457    3,661   3-10 years
      Construction-in-Progress                  6,832       --
                                              -------   ------
                                               15,290    9,491

      Less--Accumulated depreciation and        3,508    3,875
        amortization                          -------   ------

                                              $11,782   $5,616
                                              =======   ======

     Depreciation and amortization expense of banking premises and equipment for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $1,214,000, $1,353,000 and $1,285,000, respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of operations.

     In February 1999, the Bank entered into an agreement with a developer for the construction of a new administrative center. The Bank expects to incur approximately $16.0 million in the construction of the building and the purchase of land. At the completion of the project, which is estimated to be in 2000, certain administrative and operating departments are expected to be located in this building. The Bank expects to occupy 60% of the new building and lease out the remaining portion. The current building serving as the main office will continue to include a retail branch with the remaining space leased to other tenants. No impairment write-down of the carrying amount of the building was required as of December 31, 1999.

     For the year ended December 31, 1999, the Bank capitalized approximately $129,000 in interest expense associated with the construction costs.

                     CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

(5)  Loan Servicing

     Loans serviced for other investors amounted to approximately $192,363,000 and $228,778,000 at December 31, 1999 and 1998, respectively. There were no formal recourse provisions related to these loans.

     During 1999 and 1998, mortgage servicing rights of approximately $-0- and $115,000, respectively, were capitalized. Amortization of mortgage servicing rights for the years ended December 31, 1999, 1998 and 1997 were approximately $158,000, $203,000 and $91,000, respectively. No adjustment was required in 1999, 1998 and 1997 to write down the assets to fair value.

(6)  Deposits

     A summary of deposit balances, by type, is as follows (in thousands):

                                                  December 31,
                                                  ------------
                                                1999       1998
                                                ----       ----
      Demand deposit accounts                  $ 29,777   $ 28,085
      NOW accounts                               44,429     41,546
      Regular savings accounts                   53,346     53,560
      Money market accounts                     162,304    132,219
                                               --------   --------

          Total noncertificate accounts         289,856    255,410
                                               --------   --------

      Term certificates-
       Term certificates less than $100,000     267,327    256,097
      Term certificates of $100,000 and over     61,105     53,911
                                               --------   --------

         Total term certificate accounts        328,432    310,008
                                               --------   --------

                  Total deposits               $618,288   $565,418
                                               ========   ========

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     A schedule of the maturity distribution of term certificates with weighted average interest rates is as follows (dollars in thousands):

                             ------------------ December 31, ------------------
                                       1999                      1998
                             ------------------------  ------------------------
                                          Weighted                  Weighted
                                           Average                   Average
                              Amount    Interest Rate   Amount    Interest Rate
                             ---------  -------------  ---------  -------------
          Within 1 year       $269,579          4.91%   $252,594          5.33%
          Over 1 to 2 years     46,420          5.41%     46,621          5.41%
          Over 2 to 3 years      9,954          5.56%      7,994          5.54%
          Over 3 to 5 years      2,479          5.40%      2,799          5.38%
                              --------          ----    --------          ----

                              $328,432          5.00%   $310,008          5.35%
                              ========          ====    ========          ====

(7)  Federal Home Loan Bank Advances

     Federal Home Loan Bank (FHLB) advances are collateralized by a blanket-type pledge agreement on the Bank's FHLB stock, certain qualified investment securities, deposits at the FHLB and first mortgages on residential property. As a member of the FHLB, the Bank is required to invest in stock of the FHLB at an amount equal to 1% of its outstanding first mortgage residential loans, .3% of total assets or 5% of its outstanding advances from the FHLB, whichever is higher. As and when such stock is redeemed, the Bank will receive from the FHLB an amount equal to the par value of the stock. The Bank also has access to a preapproved daily line of credit of $11,003,000. Under this line of credit, there were no funds advanced as of December 31, 1999 and $2,423,000 (5.4% per annum) was outstanding at December 31, 1998.

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     A schedule of the maturity distribution of FHLB advances with weighted average interest rates is as follows (dollars in thousands):

                              ------------------December 31,------------------
                                       1999                     1998
                              -----------------------  -----------------------
                                          Weighted                 Weighted
                                           Average                  Average
                               Amount   Interest Rate   Amount   Interest Rate
                              --------  -------------  --------  -------------
          Within 1 year        $36,900          5.83%   $ 2,423          5.40%
          Over 1 to 5 years          -             -      6,400          5.75%
          Over 5 to 10 years     4,642          6.79%    18,243          6.23%
          10 years and over     14,349          6.19%         -             -
                               -------          ----    -------          ----

                               $55,891          6.00%   $27,066          6.04%
                               =======          ====    =======          ====

     The Bank may be subject to a substantial penalty upon prepayment of FHLB advances.

(8)  Income Taxes

     The components of the provision for income taxes for the years ended December 31 are as follows (in thousands):

                       1999      1998      1997
                     --------  --------  --------
        Current-
         Federal      $2,187    $2,843    $1,723
          State          186       421       284
                      ------    ------    ------

      Total current    2,373     3,264     2,007
                      ------    ------    ------

      Prepaid-
         Federal        (156)     (679)     (252)
          State          (27)     (228)      (76)
                      ------    ------    ------

      Total prepaid     (183)     (907)     (328)
                      ------    ------    ------

          Total       $2,190    $2,357    $1,679
                      ======    ======    ======

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     The difference between the income tax rate computed by applying the statutory federal income tax rate of 34% to income before income taxes and the actual effective income tax rate is summarized as follows:

                                            1999    1998    1997
                                           -------  -----  -------
      Statutory rate                         34.0%  34.0%    34.0%
      Increase (decrease) resulting from-
         State taxes, net of federal benefit  1.5    2.7      2.5
         Dividends-received deduction        (1.1)  (1.0)    (1.3)
         Tax credits                         (0.5)  (1.6)    (1.9)
         Other, net                          (2.4)   1.9     (1.9)
                                            -----   ----    -----
                                             31.5%  36.0%    31.4%
                                            =====   ====    =====

     The primary items giving rise to the temporary differences included in the Bank's net deferred tax asset between year ends are the allowance for possible loan losses, certain unfunded employee benefit accruals, unrealized gains and losses on available-for-sale securities, deferred loan origination fees and depreciation. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

     At December 31, the Bank's net deferred tax asset consisted of the following components (in thousands):

                                                1999     1998
                                               -------  -------
      Deferred Tax Assets:

        Allowance for possible loan losses      $2,898   $2,733
        Supplemental Pension                       781      698
        Pension                                    620      660
        Depreciation                               534      395
        Other                                      256      357
                                                ------   ------
                                                 5,089    4,843
                                                ------   ------

      Deferred Tax Liabilities:

        Net unrealized gain on securities
          available for sale                       967    1,959
        Limited partnership                      2,175    2,058
        Other                                       22       76
                                                ------   ------

                                                 3,164    4,093
                                                ------   ------

              Net deferred tax assets           $1,925   $  750
                                                ======   ======

     In August 1996, Congress passed the Small Business Job Protection Act of 1996. Included in this bill was the repeal of Internal Revenue Code Section 593, which allowed thrift institutions special

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     provisions in calculating bad debt deductions for income tax purposes. Thrift institutions are viewed as commercial banks for income tax purposes. The repeal is effective for tax years beginning after December 31, 1995.

     One effect of this legislative change is to suspend the Bank's bad debt reserve for income tax purposes as of its base year (December 31, 1987). Any bad debt reserve in excess of the base year amount is subject to recapture over a six-year time period. The suspended (i.e., base year) amount is subject to recapture upon the occurrence of certain events, such as a complete or partial redemption of the Bank's stock or if the Bank ceases to qualify as a bank for income tax purposes.

     At December 31, 1999, the Bank's retained earnings include approximately $4,420,000 of bad debt reserves, representing the base year amount, for which income taxes have not been provided. Since the Bank does not intend to use the suspended bad debt reserve for purposes other than to absorb the losses for which it was established, deferred taxes in the amount of $1,800,000 have not been recorded with respect to such reserve.

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

(9)  Commitments and Contingencies

     In the normal course of business, there are outstanding commitments and contingencies that are not reflected in the consolidated financial statements. On December 30, 1998, the Bank entered into a Master Commitment to deliver or sell $5,000,000 in residential mortgage loans to a federal agency on or before December 31, 1999. At December 31, 1999, the unfulfilled portion that remained to be delivered under this commitment was approximately $270,000.

     The Bank acquired a portion of its furniture, fixtures and equipment under various capital leases that expire through 2002. As of December 31, 1999, capital lease obligations amounted to approximately $172,000 and are included in accrued expenses and other liabilities.

     The Bank operates branch offices and certain other operations under leases that are classified as operating leases. The leases contain renewal options that guarantee the Bank the right to extend the leases for additional periods and also provide that the Bank shall pay, as additional rent, a proportionate share of any increase in real estate taxes. At December 31, 1999, future minimum lease payments are as follows:

             Years ending December 31,
                   2000                            $  949,000
                   2001                               834,000
                   2002                               601,000
                   2003                               554,000
                   2004                               324,000
                   Thereafter                       2,023,000
                                                   ----------

                     Total minimum lease payments  $5,285,000
                                                   ==========

     The operating leases contain renewal options for periods ranging from one to 15 years, the cost of which is not included above. Rental expense amounted to approximately $1,116,000, $1,061,000 and $964,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of operations.

     Aggregate reserves (in the form of deposits with the Federal Reserve Bank and vault cash) of $13,379,000 and $2,564,000 were maintained to satisfy regulatory requirements at December 31, 1999 and 1998, respectively.

     In the ordinary course of business, the Bank is involved in litigation. Based on its review of current litigation and discussion with legal counsel, management does not expect that the resolution of such matters will have a material adverse effect upon the Bank's consolidated financial condition or results of operations.

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

(10) Regulatory Matters

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     As of December 31, 1999, the most recent notification from the Federal Reserve Bank of Boston relating to the Holding Company classified the Holding Company's capital as satisfactory, and the most recent notification from the FDIC relating to the Bank categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an insured depository institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     The Company's and the Bank's actual capital amounts and ratios as of December 31, 1999 and 1998 are also presented in the table.



                                       Actual                              For Capital Adequacy Purposes
                                       ------                              -----------------------------
                                  Amount    Ratio                   Amount                              Ratio
                                 --------  --------    ----------------------------------  ------------------------------
                                                                            (Dollars in Thousands)

      As of December 31, 1999:
      Company (consolidated)-
       Total capital (to
         risk-weighted assets)    $85,057    19.29%    (greater than or equal to) $35,279  (greater than or equal to) 8.0%
       Tier 1 capital (to
         risk-weighted assets)    $77,208    17.51%    (greater than or equal to) $17,639  (greater than or equal to) 4.0%
       Tier 1 capital (to
         average assets)          $77,208    10.42%    (greater than or equal to) $29,638  (greater than or equal to) 4.0%
      Bank-
       Total capital (to
         risk-weighted assets)    $57,453    13.40%    (greater than or equal to) $34,288  (greater than or equal to) 8.0%
       Tier 1 capital (to
         risk-weighted assets)    $52,074    12.15%    (greater than or equal to) $17,144  (greater than or equal to) 4.0%
       Tier 1 capital (to
         average assets)          $52,074     7.28%    (greater than or equal to) $28,626  (greater than or equal to) 4.0%

                                                                  To Be Well-Capitalized
                                                                  Under Prompt Corrective
                                                                     Action Provisions
                                                                     -----------------
                                                            Amount                           Ratio
                                                          ------------                     -----------
                                                                  (Dollars in Thousands)

      As of December 31, 1999:
      Company (consolidated)-
       Total capital (to
         risk-weighted assets)                                 N/A                                N/A
       Tier 1 capital (to
         risk-weighted assets)                                 N/A                                N/A
       Tier 1 capital (to
         average assets)                                       N/A                                N/A
      Bank-
       Total capital (to
         risk-weighted assets)      (greater than or equal to) $42,860 (greater than or equal to) 10.0%
       Tier 1 capital (to
         risk-weighted assets)      (greater than or equal to) $25,716 (greater than or equal to)  6.0%
       Tier 1 capital (to
         average assets)            (greater than or equal to) $35,782 (greater than or equal to)  5.0%


                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)



                                                                                  For Capital Adequacy
                                       Actual                              For Capital Adequacy Purposes
                                       ------                              -----------------------------
                                  Amount    Ratio                   Amount                              Ratio
                                 --------  --------                 ------                              -----
                                                            (Dollars in Thousands)

      As of December 31, 1998:
      Company (consolidated)-
         Total capital (to
           risk-weighted assets)  $79,389    20.54%    (greater than or equal to) $30,752  (greater than or equal to) 8.0%
         Tier 1 capital (to
           risk-weighted assets)  $72,420    18.74%    (greater than or equal to) $15,376  (greater than or equal to) 4.0%
         Tier 1 capital (to
           average assets)        $72,420    10.66%    (greater than or equal to) $27,183  (greater than or equal to) 4.0%
      Bank-
         Total capital (to
           risk-weighted assets)  $53,059    14.13%    (greater than or equal to) $30,039  (greater than or equal to) 8.0%
         Tier 1 capital (to
           risk-weighted assets)  $48,350    12.88%    (greater than or equal to) $15,020  (greater than or equal to) 4.0%
         Tier 1 capital (to
           average assets)        $48,350     7.37%    (greater than or equal to) $26,234  (greater than or equal to) 4.0%

                                                                  To Be Well-Capitalized
                                                                  Under Prompt Corrective
                                                                     Action Provisions
                                                                     -----------------
                                                            Amount                           Ratio
                                                          ------------                     -----------
                                                                  (Dollars in Thousands)
      As of December 31, 1998:
      Company (consolidated)-
         Total capital (to
           risk-weighted assets)                               N/A                              N/A
         Tier 1 capital (to
           risk-weighted assets)                               N/A                              N/A
         Tier 1 capital (to
           average assets)                                     N/A                              N/A
      Bank-
         Total capital (to
           risk-weighted assets)   (greater than or equal to) $37,547 (greater than or equal to) 10.0%
         Tier 1 capital (to
           risk-weighted assets)   (greater than or equal to) $22,530 (greater than or equal to)  6.0%
         Tier 1 capital (to
           average assets)         (greater than or equal to) $32,793 (greater than or equal to)  5.0%


(11) Employee Benefits

     The Bank provides pension benefits for eligible employees through the Savings Banks Employees' Retirement Association's (SBERA) Pension Plan (the
     Plan). Each employee reaching the age of 21 and having completed one year of service becomes a participant. All participants are fully vested after three years of service.

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     According to the Plan's actuary and in accordance with SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, the following summary sets forth the Plan's funded status and amounts included in the Bank's consolidated balance sheets as of October 31, 1999 and 1998 (latest available data):

                                          1999              1998
                                          ----              ----
                                              (In thousands)

Benefit obligation at beginning
 of year                                    $ 4,292           $ 3,851
Service cost                                    420               366
Interest cost                                   290               279
Actuarial gain                                 (714)              (35)
Benefits paid                                  (158)             (169)
                                            -------           -------
Benefit obligation at end of year           $ 4,130           $ 4,292
                                            =======           =======

Fair value of assets at beginning
 of year                                    $ 4,232           $ 3,781
Actual return on plan assets                    825               309
Contributions by employer                       366               311
Benefits paid                                  (158)             (169)
                                            -------           -------
Fair value of assets at end of
 year                                       $ 5,265           $ 4,232
                                            =======           =======
Fair value of assets at end of
 year                                       $ 5,265           $ 4,232
Benefit obligation at end of year             4,130             4,292
                                            -------           -------
Funded status                                 1,135               (60)
Unrecognized net gain                        (2,406)           (1,253)
Unrecognized net asset                         (244)             (266)
                                            -------           -------
Net accrued benefit cost                    $(1,515)          $(1,579)
                                            =======           =======

The accumulated benefit obligation (substantially all vested) at October 31, 1999 and 1998 amounts to approximately $3,003,000 and $2,678,000, respectively. Plan assets are primarily invested in fixed-income and equity securities.

Actuarial assumptions used in determining plan obligations and net pension expense are as follows:

                                                   1999   1998   1997
                                                   -----  -----  -----

Discount rate used to calculate projected
benefit obligation                                 6.75%   7.3%   7.5%
Expected long-term rate of return on plan
assets                                              8.0%   8.0%   8.0%
Annual salary increase                              4.5%   5.0%   5.0%

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

   The net pension cost for years ended 1999, 1998 and 1997 included the following components (in thousands):

                                                 1999    1998    1997
                                                ------  ------  ------

   Service cost benefit earned during the
   period                                       $ 420   $ 366   $ 318
   Interest cost on projected benefit
   obligation                                     290     279     269
   Expected return on plan assets                (339)   (302)   (267)
   Amortization of transition asset               (22)    (22)    (22)
   Amortization of net gain                       (46)    (47)    (36)
                                                -----   -----   -----

                Net pension cost                $ 303   $ 274   $ 262
                                                =====   =====   =====

     Effective December 1, 1987, the Bank adopted a nonqualified supplemental pension plan (the Nonqualified Plan). Certain officers as of December 1, 1987 were eligible for enrollment. In addition, certain officers elected after December 1, 1987 were eligible for enrollment after five years of service. The present value of the future payments was accrued over the estimated remaining terms of employment. The Nonqualified Plan was being funded through a life insurance program, with policy benefits accruing to the Bank. The cash surrender value of the policies was approximately $4,081,000 and $3,646,000 at December 31, 1999 and 1998, respectively, and is included in other assets in the accompanying consolidated balance sheets. The accrued liability associated with this Nonqualified Plan was approximately $1,508,000 at December 31, 1998, respectively, and was included in other liabilities in the accompanying consolidated balance sheets. Net expense for these supplemental retirement benefits for the years ended December 31, 1998 and 1997 was approximately $126,000 and $455,000, respectively, and was included in salaries and employee benefits in the accompanying consolidated statements of operations.

     Effective May 4, 1999, the Bank terminated the Nonqualified Plan and paid out the majority of participants. Included in noninterest expense for the year ended December 31, 1999 is a $578,000 curtailment loss associated with this Nonqualified Plan termination. Effective May 4, 1999, the Bank adopted a 1999 Nonqualified Pension Plan (the 1999 Nonqualified Plan) for certain executive officers. The accrued liability associated with this 1999 Nonqualified Plan is approximately $1,697,000 at December 31, 1999 and the net expense associated with the 1999 Nonqualified Plan for the year ended December 31, 1999 was approximately $145,000 and is included in salaries and employee benefits in the accompanying consolidated statements of operations.

     The Bank offers a SBERA 401(k) Plan (the 401(k) Plan) for employees. Each employee reaching the age of 21 and having completed one year of service with the Bank becomes a participant. Participants are 100% vested in their accounts. Participating employees are able to contribute up to 15% of their salary, and the Bank matches 50% of a participant's deferral contribution of the first 3% of the deferral amount subject to the maximum allowable under federal regulations. The Bank's matching contribution expense was approximately $78,000, $77,000 and $50,000 for the years ended December

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     31, 1999, 1998 and 1997, respectively, and is included in salaries and employee benefits in the accompanying consolidated statements of operations.

(12) Financial Instruments with Off-Balance-Sheet Risk and Concentration of Credit Risk

     The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce interest rate risk. These financial instruments primarily include commitments to extend credit.

     These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the accompanying consolidated balance sheets.

     The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet financial instruments.

     Off-balance-sheet financial instruments whose contract amounts present credit risk include the following (in thousands):

                                                 December 31,
                                                 ------------
                                                1999      1998
                                                ----      ----

      Commitments to originate loans-
          Variable                            $ 22,758  $ 32,366
          Fixed                                  4,061     9,198
      Unadvanced home equity lines of credit   124,063   106,393
      Unadvanced lines of credit                11,231     5,988

     Commitments to originate loans and unadvanced lines of credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case- by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. The collateral supporting these commitments varies and may include real property, accounts receivable or inventory. The bank originates primarily residential and commercial real estate loans and, to a lesser extent, installment loans to customers primarily located in eastern Massachusetts.

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

(13) Fair Values of Financial Instruments

     The reported fair values of financial instruments are based on a variety of valuation techniques. In some cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows, assumed discount rates reflecting varying degrees of risk and future expected-loss assumptions.

     Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because a market may not readily exist for a significant portion of the Bank's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

     These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

     Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax implications of unrealized gains and losses can also have a significant effect on the fair value of the financial instruments that could have been realized as of December 31, 1999 and 1998 or that will be realized in the future.

     The following methods and assumptions were used by the Bank in estimating fair values of the Bank's financial instruments.

     Cash and Cash Equivalents

     The balance sheet carrying amounts for cash and cash equivalents approximate fair value due to the short maturities of those instruments.

     Certificates of Deposit and Investment Securities

     Fair value for investment securities and certificates of deposit are based on published market prices, if available. If published market prices are not available, fair values are based on quotations received from securities dealers for comparable securities.

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     Loans Held-for-Sale

     For loans held-for-sale, fair value is based on prevailing market conditions and commitments from institutional investors to purchase such loans.

     Loans

     The fair values of loans are estimated for loan portfolios of similar characteristics. Loans are segregated by type, by fixed- and adjustable-rate interest terms, and by performing and nonperforming status.

     For variable-rate loans tied to the Bank's prime rate, which reprice frequently and entail no significant change in credit risk, fair values are based on the carrying values. The estimated fair values of all other loans are estimated based on discounted cash flow analyses using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

     FHLB and Savings Bank Life Insurance Stock

     The carrying amount reported in the accompanying consolidated balance sheets approximates fair value. If redeemed, the Company will receive an amount equal to the par value of the stock.

     Mortgage Servicing Rights

     The fair value is estimated by discounting the future cash flows through the estimated maturity of the underlying mortgage loans.

     Deposit Liabilities

     The fair value of deposits does not include the value of the Bank's long-term relationships with its depositors, nor do they reflect the value associated with possessing this relatively inexpensive source of funds, which may be available for a considerable length of time. The fair value of noncertificate deposits is equal to the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated by discounting the contractual future cash flows at rates currently offered for certificates of deposit with similar remaining maturities. No consideration has been given to determine the deposit premium associated with a core deposit intangible.

     Borrowings

     The fair value of the Bank's borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     Off-Balance-Sheet Instruments

     The fair values of commitments are estimated using the fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The Bank's commitments for unused lines of credit are at floating rates, which approximate current market rates. The fair value of the commitments to extend credit and for unused lines of credit at December 31, 1999 and 1998 were deemed immaterial to the SFAS No. 107 disclosure and have been excluded.

     Certain assets are excluded from disclosure requirements, including banking premises and equipment, the intangible value of the Bank's portfolio of loans serviced for others and the intangible value inherent in the Bank's deposit relationships among others. Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of the Bank.

     The estimated fair values of the Bank's financial instruments at December 31, 1999 and 1998 are as follows:

                                                      1999                        1998
                                              ---------------------      ----------------------
                                              Carrying    Estimated      Carrying     Estimated
                                               Value     Fair Value       Value      Fair Value
                                                               (In thousands)
Financial assets-
  Cash and cash equivalents                  $ 19,429      $ 19,429      $ 10,047      $ 10,047
  Certificates of deposit                       5,149         5,170         5,900         6,054
  Investment securities                       131,647       131,647       144,829       144,829
  Loans held-for-sale                               -             -         3,842         3,842
  Loans, net                                  577,029       571,050       492,548       502,029
  Federal Home Loan Bank stock                  4,452         4,452         3,879         3,879
  Savings Bank Life Insurance stock             1,934         1,934         1,934         1,934
  Mortgage servicing rights                       126           126           284           284

Financial liabilities-
  Noncertificate deposits                     289,856       289,856       255,410       255,410
  Certificate deposits                        328,432       329,595       310,008       310,584
  FHLB Advances                                55,891        54,109        27,066        27,567

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

(14) Condensed Parent Company Financial Statements

     The Balance Sheets of the Company are as follows (in thousands):

                                                  December 31,
                                                  ------------
                                                 1999      1998
                                               --------  --------


Assets:
 Cash and due from banks                        $ 1,576   $ 2,626
 Investment securities available-for-sale,
  at fair value                                       0    25,955
 Investment in subsidiary                        77,037    48,867
 Other assets                                       559       320
                                                -------   -------
   Total assets                                 $79,172   $77,768
                                                =======   =======

Liabilities and Retained Earnings:
 Accrued expenses and other liabilities         $    42   $ 1,680
 Retained earnings                               79,130    76,088
                                                -------   -------
   Total liabilities and retained earnings      $79,172   $77,768
                                                =======   =======


                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     The Statements of Operations of the Company are as follows (in thousands):

                                               Years Ended December 31,
                                               -------------------------
                                                1999     1998     1997
                                               -------  -------  -------

Interest and Dividend Income:
 Interest and dividends on investment
  securities                                    $1,565   $1,557   $1,445
                                                ------   ------   ------

Noninterest Expense:
 Other operating expenses                           49       46       57
                                                ------   ------   ------

   Total noninterest expense                        49       46       57
                                                ------   ------   ------

 Income before provision for income taxes
  and equity in undistributed net income of
  subsidiary                                     1,516    1,511    1,388
                                                ------   ------   ------

Provision for Income Taxes                         492      495      451
                                                ------   ------   ------

 Income before equity in undistributed net
  income of subsidiary                           1,024    1,016      937

Equity in Undistributed Net Income of
 Subsidiary                                      3,750    3,172    2,729
                                                ------   ------   ------

   Net income                                   $4,774   $4,188   $3,666
                                                ======   ======   ======

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     The Statements of Cash Flows of the Company are as follows (in thousands):


                                                  Years Ended December 31,
                                               ------------------------------
                                                 1999       1998      1997
                                               ---------  --------  ---------

Cash Flows from Operating Activities:
 Net income                                    $  4,774   $ 4,188   $  3,666

Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
 Net amortization of premiums on investment
  securities                                         20        12         23
 Equity in undistributed earnings of
  subsidiary                                     (3,750)   (3,172)    (2,729)
 Net increase (decrease) on other liabilities         2        (3)        11
 Net (increase) decrease in other assets           (454)        4         59
                                               --------   -------   --------

   Net cash provided by operating activities        592     1,029      1,030
                                               --------   -------   --------

Cash Flows from Investing Activities:
 Proceeds from sales, maturities and
  principal repayments of securities
  available-for-sale                             10,050     8,500     28,168
 Purchase of securities available-for-sale      (11,692)   (8,389)   (28,389)
                                               --------   -------   --------

   Net cash provided by (used in) investing
    activities                                   (1,642)      111       (221)
                                               --------   -------   --------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                     (1,050)    1,140        809

Cash and Cash Equivalents,
beginning of year                                 2,626     1,486        677
                                               --------   -------   --------

Cash and Cash Equivalents,
end of Period                                  $  1,576   $ 2,626   $  1,486
                                               ========   =======   ========

(15) Business Segments

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting segments of a business enterprise. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the President and Chief Executive Officer. The adoption of SFAS No. 131 did not have a material effect on the Company's primary financial statements, but did result in the disclosure of segment information

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     contained herein. The Company has identified its reportable operating business segment as community banking based on products and services provided to the customer. The Company's community banking business segments consist of commercial banking and retail banking. The community banking business segment derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, saving and time deposits, mortgage lending and sales, as well as servicing income from investors. Non-reportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure are included in the Other category in the disclosure of business segments below. These non-reportable segments include Parent Company financial information. Consolidation adjustments are included in the consolidation adjustments category. The consolidated adjustments reflect certain eliminations of cash and Parent Company investments in subsidiaries.

     The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies.

                                      Community                  Consolidation
                                       Banking        Other       Adjustments      Consolidated
                                                     (Dollars in Thousands)
December 31, 1999:
------------------

Investment securities
 available-for-sale, at fair
 value                                     $104,176   $27,471           $     -       $131,647
Loans, net                                  577,029         -                 -        577,029
Total assets                                734,468    80,851           (52,578)       762,741
Total deposits (1)                          621,319         -                 -        621,319
Total liabilities                           683,566     1,721            (1,676)       683,611
Total retained earnings                      50,902    79,130           (50,902)        79,130
Total interest and dividend
 income                                      48,398     1,573                 -         49,971
Total interest expense                       25,706         -                 -         25,706
Net interest income                          22,692     1,573                 -         24,265
Provision for possible loan
 losses                                         740         -                 -            740
Total noninterest income                      3,059         -                 -          3,059
Total noninterest expense                    19,571        49                 -         19,620
Net income                                    3,745     1,029                 -          4,774

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

                                       Community                 Consolidation
                                        Banking       Other       Adjustments      Consolidated
                                                      (Dollars in Thousands)
December 31, 1998:
------------------

Investment securities
 available-for-sale, at fair value         $118,874   $25,955            $     -       $144,829
Loans, net                                  492,548         -                  -        492,548
Total assets                                650,658    77,768            (50,339)       678,087
Total deposits (1)                          568,075         -                  -        568,075
Total liabilities                           601,792     1,680             (1,473)       601,999
Total retained earnings                      48,866    76,088            (48,866)        76,088
Total interest and dividend income           47,099     1,557                  -         48,656
Total interest expense                       25,880         -                  -         25,880
Net interest income                          21,219     1,557                  -         22,776
Provision for possible loan losses            1,760         -                  -          1,760
Total noninterest income                      3,571         -                  -          3,571
Total noninterest expense                    17,996        46                  -         18,042
Net income                                    3,172     1,016                  -          4,188

     (1)  Includes mortgagors' escrow payments

(16) Stock Conversion

     On October 19, 1999, the Board of Trustees of the Company adopted a Plan of Conversion (the Conversion) pursuant to which the Company will convert to a stock form of ownership and offer for sale 100% of its common stock in a subscription offering initially to bank depositors, employee benefit plans of the Company and certain other eligible subscribers. Any shares of stock not sold in the subscription offering are expected to be sold to the public by underwriters.

     As part of the Conversion, the Bank will establish a liquidation account in an amount equal to the net worth of the Bank as of the date of the latest consolidated balance sheet appearing in the final prospectus. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an account

                      CAMBRIDGEPORT MUTUAL HOLDING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                  (Continued)

     holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive balances for accounts then held.

     Subsequent to the Conversion, the Company may not declare or pay dividends on and may not repurchase any of its common stock if the effect thereof would cause its capital to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements.