Form 10-Q
period 2000-03-31
PORT FINANCIAL CORP
filed 2000-05-12
CIK 1099517

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549
                             ---------------------

                                   FORM 10-Q

       (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____ to ___________


                       Commission file number 000-29343

                             Port Financial Corp.
            (Exact name of registrant as specified in its charter)


        Massachusetts                                        04-1145480
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

           689 Massachusetts Avenue, Cambridge, Massachusetts 02139
                   (Address of principal executive offices)
                                  (Zip Code)

                                (617) 661-4900
              (Registrant's telephone number including area code)

                                      N/A
       -----------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed from last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No    .
                                             ---    ___
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                       Outstanding at
               Class                                   April 14, 2000
--------------------------------------------------------------------------------
           Common Stock,
           Par value $.01                               7,442,818

                               TABLE OF CONTENTS

                        PART I -- FINANCIAL INFORMATION
Item 1.   Financial Statements of Port Financial Corp.

          Consolidated Balance Sheets (Unaudited) - March 31, 2000 and December
          31, 1999

          Consolidated Statements of Income (Unaudited) - Three months ended
           March 31, 2000 and March 31, 1999

          Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
           Three months ended March 31, 2000 and March 31, 1999

          Consolidated Statements of Cash Flows (Unaudited) - Three months ended
           March 31, 2000 and March 31, 1999

          Notes to Unaudited Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

                          PART II-- OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

          Exhibit 27 - Financial Data Schedule

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Cambridgeport Mutual Holding Company *
                          Consolidated Balance Sheet
                                  (Unaudited)

                                                                        March 31,           December 31,
                                                                           2000                 1999
                                                                     --------------      ---------------
                                                                               (In Thousands)
               ASSETS

Cash and due from banks                                               $       9,231        $      16,594
Federal funds sold                                                           63,735                    -
Other cash equivalents                                                        4,014                2,835
                                                                     --------------      ---------------
          Total cash and cash equivalents                                    76,980               19,429

Certificates of deposit                                                       2,353                5,149
Investment securities held to maturity                                       17,853
                                                                                                       -
Investment securities available-for-sale at fair value                      126,714              131,647
Loans held-for-sale                                                             230                    -
Loans, net                                                                  597,855              577,029
Federal Home Loan Bank Stock, at cost                                         4,951                4,452
Savings Bank Life Insurance Stock, at cost                                    1,934                1,934
Banking premises and equipment, net                                          19,125               11,782
Accrued interest receivable                                                   4,916                4,054
Other assets                                                                  7,908                7,265
                                                                     --------------      ---------------
          Total assets                                                $     860,819       $      762,741
                                                                     ==============      ===============

                LIABILITIES AND RETAINED EARNINGS

Deposits                                                              $     724,480       $      618,288
Federal Home Loan Bank advances                                              45,697               55,891
Mortgagors' escrow payments                                                   3,654                3,031
Accrued expenses and other liabilities                                        7,003                6,401
                                                                     --------------      ---------------
           Total liabilities                                                780,834              683,611
                                                                     --------------      ---------------

Commitments and contingencies
Retained earnings                                                            78,348               77,221
Accumulated other comprehensive income                                        1,637                1,909
                                                                     --------------      ---------------
          Total retained earnings                                            79,985               79,130
                                                                     --------------      ---------------
          Total liabilities and retained earnings                     $     860,819       $      762,741
                                                                     ==============      ===============

* Cambridgeport Mutual Holding Company changed its name to Port Financial Corp. in connection with its conversion and common stock offering.

See the accompanying notes to unaudited consolidated financial statements.

                     Cambridgeport Mutual Holding Company
                     Consolidated Statement of Operations
                                  (Unaudited)

                                                                                 Three Months Ended
                                                                             March 31,         March 31,
                                                                            -----------------------------
                                                                               2000               1999
                                                                            -----------       -----------
                                                                                    (In Thousands)
Interest and dividend income:
     Interest on loans                                                    $   11,140           $    9,942
     Interest and dividends on investment securities                           2,264                2,138
     Interest on other cash equivalents                                          206                  182
     Interest on certificates of deposit                                          87                  101
                                                                          ----------           ----------
          Total interest and dividend income                                  13,697               12,363
                                                                          ----------           ----------

Interest expense:
     Interest on deposits                                                      6,531                5,770
     Interest on borrowed funds                                                  668                  526
                                                                          ----------           ----------
          Total interest expense                                               7,199                6,296
                                                                          ----------           ----------
          Net interest income                                                  6,498                6,067

Provision for possible loan losses                                               166                  140
                                                                          ----------           ----------
          Net interest income after provision for
           possible loan losses                                                6,332                5,927
                                                                          ----------           ----------

Noninterest income:
     Customer service fees                                                       226                  194
     Net gain on sale of investment securities, net
     Gain on sale of loans, net                                                   22                  243
     Loan servicing fee income                                                   130                  129
     Increase (decrease) in cash surrender value                                (135)                   -
     Other income                                                                143                  131
                                                                          ----------           ----------
          Total noninterest income                                               386                  697
                                                                          ----------           ----------

Noninterest expense:
     Salaries and employee benefits                                            2,722                2,343
     Occupancy and equipment expense                                             752                  813
     Data processing service fees                                                380                  323
     Marketing                                                                   302                  224
     Other noninterest expense                                                   773                  754
                                                                          ----------           ----------
          Total noninterest expenses                                           4,929                4,457
                                                                          ----------           ----------
Income before provision for income taxes                                       1,789                2,167
Provision for income taxes                                                       662                  787
                                                                          ----------           ----------
Net income                                                                $    1,127           $    1,380
                                                                          ==========           ==========

  See the accompanying notes to unaudited consolidated financial statements.

                     CAMBRIDGEPORT MUTUAL HOLDING COMPANY
            Consolidated Statements of Changes in Retained Earnings
                For The Periods Ending March 31, 2000 and 1999

                                  (Unaudited)

                                                                                         Accumulated
                                                                                           Other          Total
                                                          Comprehensive    Retained    Comprehensive     Retained
                                                             Income        Earnings        Income        Earnings
                                                             ------        --------        ------        --------
                                                                          (In Thousands)
Balance at December 31, 1998                                                $ 72,447      $   3,641       $ 76,088

  Net income                                                  $  1,380         1,380              -          1,380

  Unrealized securities losses, net of $161 tax benefit           (279)

  Less-reclassification of securities gains included in
    net income, net of $0 tax expense                                0
                                                             ----------
          Total other comprehensive income                        (279)            -           (279)          (279)
                                                             --------------------------------------------------------

          Total comprehensive income                          $  1,101
                                                             ==========

Balance at March 31, 1999                                                   $ 73,827      $   3,362       $ 77,189
                                                                           ===========================================
Balance at December 31, 1999                                                $ 77,221      $   1,909       $ 79,130

  Net income                                                  $  1,127         1,127              -          1,127

  Unrealized securities losses, net of $153 tax benefit           (272)

  Less-reclassification of securities gains included in
    net income, net of $0 tax expense                                0
                                                             ----------
          Total other comprehensive income                        (272)            -           (272)          (272)
                                                             --------------------------------------------------------

          Total comprehensive income                          $    855
                                                             ==========
Balance at March 31, 2000                                                   $ 78,348      $   1,637       $ 79,985
                                                                           ===========================================

                     Cambridgeport Mutual Holding Company
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                                               Three Months Ended       Three Months
                                                                                     March 31          Ended March 31
                                                                                      2000                  1999
                                                                                      ----                  ----
Cash flows from operating activities:
   Net income                                                                      $   1,127            $    1,380
   Adjustments to reconcile net income to net cash
   Provided by operating activities-
      Provision for possible loan losses                                                 166                   140
      Depreciation and amortization                                                      243                   329
      Net gain from sales of investment securities                                         -                     -
      Amortization (accretion) of premiums on investment securities, net                 (38)                  106
      Gain on loan sales, net                                                            (22)                 (243)
      Gain on sales of other real estate owned, net                                        -                     -
      Decrease in cash surrender value of life insurance policies                        135                     -
      Proceeds from sale of loans                                                      2,885                18,769
      Loans originated for sale                                                       (3,093)              (16,898)
      (Increase) decrease in other assets                                               (778)                1,419
      (Increase) decrease in accrued interest receivable                                (862)                 (652)
      (Decrease) increase in deferred loan fees                                         (139)                  (71)
      (Decrease) increase in accrued expenses and other liabilities                      602                  (495)
                                                                                   ---------            ----------
            Net cash provided by (used in) operating activities                          226                 3,784
                                                                                   ---------            ----------
Cash flows from investing activities:
   Proceeds from sales, maturities and principal repayments
     Of securities available-for-sale                                                  4,462                10,023
   Purchases of securities available-for-sale                                              -                (5,849)
   Proceeds from sales, maturities and principal repayments
     Of held to maturity securities                                                      117                     -
   Purchases of held to maturity securities                                          (17,969)                    -
   Proceeds from maturities of certificates of deposit                                 2,876                     -
   Purchase of certificates of deposit                                                   (79)                  (92)
   Net decrease in short-term investments                                                  -                     -
   Purchase of FHLB stock                                                               (499)                 (573)
   Proceeds from sales of other real estate owned                                          -                     -
   Purchase of premises and equipment                                                 (7,586)                 (108)
   Loans originations, net                                                           (20,635)              (20,916)
   Recoveries of loans previously charged-off                                             17                   108
                                                                                   ---------            ----------
          Net cash used in investing activities                                      (39,296)              (17,407)
                                                                                   ---------            ----------

                     Cambridgeport Mutual Holding Company
               Consolidated Statements of Cash Flows-(Continued)
                                (In Thousands)
                                  (Unaudited)

                                                                           Three Months          Three Months
                                                                          Ended March 31,       Ended March 31,
                                                                               2000                  1999
                                                                               ----                  ----
Cash flows from financing activities:
   Increase (decrease) in certificates of deposits                            (5,107)               19,803
   Increase in demand deposits, NOW accounts and saving accts                111,299                 3,925
   Increase (decrease) in mortgagor's escrow payments                            623                   553
   Additions to borrowings                                                         -                 7,407
   Repayment of borrowings                                                   (10,194)                    -
                                                                           ---------             ---------
          Net cash provided by financing activities                           96,621                31,688
                                                                           ---------             ---------
Net increase in cash and cash equivalents                                     57,551                18,065

Cash and cash equivalents, beginning of year                                  19,429                10,047
                                                                           ---------             ---------
Cash and cash equivalents, end of period                                   $  76,980             $  28,112
                                                                           =========             =========
Supplemental disclosures of cash flow information:
   Cash paid for interest                                                  $   7,227             $   6,252
                                                                           =========             =========
   Cash paid for income taxes                                              $     277             $     496
                                                                           =========             =========

   See the accompanying notes to unaudited consolidated financial statements

                     Cambridgeport Mutual Holding Company
             Notes to Unaudited Consolidated Financial Statements

1) Basis of Presentation

The unaudited consolidated financial statements of Port Financial Corp. ("Port" or the "Company") include the accounts of the Company and its two wholly owned subsidiaries, Cambridgeport Bank (the "Bank") and Brighton Investment Corporation. Brighton Investment Corporation engages in the investment of securities. Cambridgeport Bank is a Massachusetts-chartered savings bank with its headquarters located in Cambridge, Massachusetts. The Bank has two wholly owned subsidiaries, Temple Investment Corporation and River Investment Corporation. Temple Investment Corporation and River Investment Corporation both engage in the investment of securities. In addition, Cambridgeport Bank is the sole member of Temple Realty LLC, which was formed to own the land and the building of the Company's new administrative center.

The unaudited consolidated financial statements of Port presented herein, should be read in conjunction with the consolidated financial statements of Cambridgeport Mutual Holding Company as of and for the year ended December 31, 1999, and the notes thereto. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principle requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

2) Conversion

On April 11, 2000, the Company received regulatory approval to complete its offering of common stock in connection with the conversion of Cambridgeport Mutual Holding Company to a stock holding company. The Company's common stock began trading on the NASDAQ National Market on April 12, 2000. The Company sold 7,442,818 shares of common stock at a price of $10 per share to eligible depositors of the Bank, management and employees, and the Bank's employee stock ownership plan ("ESOP") in the stock offering.

3) New Administrative Center

On March 1, 2000, Temple Realty LLC purchased a parcel of land and an office building located in the Brighton section of Boston, approximately two miles from the Bank's headquarters in Cambridge. This facility will house certain administrative departments and all lending operations. Occupancy of the building should occur by the end of the second quarter of 2000. The Company will occupy approximately 55% of the 74,000 square foot building, and the remaining space will be leased to tenants. The cost of the building is approximately $16.5 million, of which $14.5 million has been funded by borrowings from the Federal Home Loan Bank of Boston.

4) Arlington Branch

The Bank has received all regulatory approvals in its application to open a branch office in Arlington, MA, a town adjacent to Cambridge. The Bank will lease a branch bank building in Arlington that was formerly occupied by a major Boston-based bank. The Bank expects the branch to opened by the end of the June 2000.

(5) Loans

   The loan portfolio consisted of the following (in thousands):

                                                          (Unaudited)
                                                          March 31,          December 31,
                                                             2000                1999
                                                             ----                ----
Real estate loans-
   Residential                                             $ 321,885         $   297,709
   Commercial                                                206,602             212,833
   Home equity lines of credit                                64,541              62,458
   Construction                                                5,340               3,716
                                                           ---------         -----------
     Total real estate loans                                 598,368             576,716

   Commercial                                                    954               1,348

   Consumer                                                    5,783               6,046
                                                           ---------         -----------
     Total loans                                             605,105             584,110
Less-
   Allowance for possible loan losses                          7,250               7,081
                                                           ---------         -----------
     Total loans, net                                      $ 597,855         $   577,029
                                                           =========         ===========

(6) Deposits

   A summary of deposit balances, by type, is as follows (in thousands):

                                                                 (Unaudited)
                                                                  March 31,         December 31,
                                                                     2000               1999
                                                                     ----               ----
     Demand deposit accounts                                      $  35,524          $  29,777
     Custodial account - IPO proceeds                                67,465                  -
     NOW accounts                                                    48,487             44,429
     Regular savings accounts                                        56,788             53,346
     Money market accounts                                          192,891            162,304
                                                                  ---------          ---------
          Total noncertificate accounts                             401,155            289,856
                                                                  ---------          ---------

     Term certificates-
       Term certificates less than $100,000                         265,107            267,327
       Term certificates of $100,000 and over                        58,218             61,105
                                                                  ---------          ---------
          Total term certificate accounts                           323,325            328,432
                                                                  ---------          ---------
     Total deposits                                               $ 724,480          $ 618,288
                                                                  =========          =========

(7)  Business Segments:

     Reportable segments and reconciliation to consolidated financial information is as follows:

                                           Community                          Consolidated
                                            Banking           Other           Adjustments      Consolidated
                                            -------           -----           -----------      ------------
                                                                            (In Thousands)
March 31, 2000:
--------------

Investment securities available
     for sale and held to maturity           $  117,489     $   27,078         $     -         $   144,567
Loans, net                                      597,855              -               -             597,855
Total assets                                    832,328         81,678         (53,187)            860,819
Total deposits (1)                              728,134              -               -             728,134
Total liabilities                               780,787          1,693          (1,646)            780,834
Total retained earnings                          51,541         79,985         (51,541)             79,985

Total interest and dividend income               13,288            409               -              13,697
Total interest expense                            7,199              -               -               7,199
Net interest income                               6,089            409               -               6,498
Provision for possible loan losses                  166              -               -                 166
Total noninterest income                            386              -               -                 386
Total noninterest expense                         4,925              4               -               4,929
Net income                                          857            270               -               1,127

                                           Community                      Consolidation
                                            Banking          Other         Adjustments      Consolidated
                                            -------          -----         -----------      ------------
                                                                        (In Thousands)
March 31, 1999:
--------------

Investment securities available
    for sale and held to maturity          $  114,210     $   25,900        $      -        $  140,110
Loans, net                                    513,449              -               -           513,449
Total assets                                  682,842         78,921         (51,380)          710,383
Total deposits (1)                            592,357              -               -           592,357
Total liabilities                             633,073          1,732          (1,612)          633,193
Total retained earnings                        49,769         77,189         (49,768)           77,190

Total interest and dividend income             11,980            383               -            12,363
Total interest expense                          6,296              -               -             6,296
Net interest income                             5,684            383               -             6,067
Provision for possible loan losses                140              -               -               140
Total noninterest income                          697              -               -               697
Total noninterest expense                       4,448              9               -             4,457
Net income                                      1,128            252               -             1,380

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, among other factors, changes in national or regional economic conditions, changes in loan default and charge-off rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in interest rates, changes in the size and the nature of the Company's competition, and changes in the assumptions used in making such forward-looking statements.

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included in this report.

General

Port Financial Corp. (the "Company") is a Massachusetts-chartered stock holding company, which owns all of the capital stock of Cambridgeport Bank (the "Bank"). As part of its conversion, the Company converted from a Massachusetts-chartered mutual holding company, Cambridgeport Mutual Holding Company, to a Massachusetts-chartered stock holding company and changed its name to Port Financial Corp. and sold 7,442,818 shares of the Company's common stock to the Bank's eligible depositors and to the Company's Employee Stock Ownership Plan ("ESOP"). Net proceeds of the stock offering were approximately $72.0 million. The conversion and stock offering was completed on April 11, 2000. Because the conversion was not completed until April 11, 2000, the financial statements included in this report are for Cambridgeport Mutual Holding Company and not for the Company.

The Company's principle business is its investment of the Bank, which is a Massachusetts-chartered stock savings bank, chartered in 1853. The Bank is a community-oriented bank providing retail and business customers with value-driven products and services to meet customer needs. It provides a wide variety of deposit products, residential mortgage loans, commercial real estate loans, commercial loans and consumer loans to its customers in the cities and towns around Cambridge, Massachusetts. Over the past five years, the Bank has more than doubled its branch network from four full service bank offices to ten full service bank offices and one Telebanking Center. The Bank has strategically located its branch offices in cities and towns with a strong base for real estate lending and deposit growth and where community bank competition has been reduced by a consolidating banking industry. Its branch expansion has increased its customer base and allowed the Bank to increase its profitability by shifting its mix of assets more towards higher yielding loans relative to investment securities.

The Bank's revenues are derived principally from interest on its loans and mortgage-backed securities and interest and dividends on its investment securities. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities, funds provided by operations and borrowings. The Bank also uses borrowings from the Federal Home Loan Bank as a source of funds for loans, investments and other assets. The largest component of the Bank's expenses is the interest that it pays on deposits.

Comparison of Financial Condition at March 31, 2000 and December 31, 1999

Total assets increased by $98.1 million from $762.7 million at December 31, 1999 to $860.8 million at March 31, 2000. This growth included $63.7 million of federal funds sold, representing most of the proceeds from the Company's sale of stock. These proceeds were held in an escrow account at March 31 pending final regulatory approval of the Company's stock conversion.

Securities and certificates of deposit increased $10.1 million to $146.9 million at March 31, 2000 from $136.8 million at December 31, 1999. This increase was funded by deposit growth.

Total gross loans outstanding at March 31, 2000 increased $21.0 million to $605.1 million when compared to the December 31, 1999 level. This growth primarily reflects activity in the residential mortgage portfolio, which grew by $24.2 million during the three months ended March 31, 2000. Home Equity credit lines outstanding increased $2.1 million during the three months ended March 31, 2000. The Company has actively promoted its Home Equity Credit Line product both through advertising and in-branch promotions. Commercial real estate loans decreased $6.2 million from the December 31, 1999 level because of scheduled amortization in the portfolio and payoffs of loans resulting from property sales. These effects were partially offset by a $1.6 million increase in commercial construction loans. Changes in the other loan categories during the three months ended March 31, 2000 reflect net activity in new loan originations, amortization and payoffs.

Total non-performing assets were $115,000 and $128,000 at March 31, 2000 and December 31, 1999, respectively. There were no foreclosed real estate properties added during the three months ended March 31, 2000. It is the Company's general policy to place loans on a non-accrual basis when payments on such loans become 90 days delinquent or when the collectibility of principal or interest payments becomes doubtful. When a loan is placed on non-accrual status, the interest income accrual ceases and income previously accrued but unpaid is reversed.

The allowance for loan losses was $7.3 million at March 31, 2000, or 1.20% of total loans. At December 31, 1999, the allowance for loan losses was $7.1 million, representing 1.21% of total loans. Management believes that the allowance for loan losses is adequate to cover any known losses, and any losses reasonably expected in the loan portfolio. While management estimates loan losses using the best available information, no assurance can be made that future additions to the allowance will not be necessary.

Deposits at March 31, 2000 totaled $724.5 million, including $67.5 million received in connection with the Company's stock offering. These funds were held in an escrow account at March 31, 2000 pending final regulatory approval of the stock sale transaction. Total deposits, net of the stock subscription funds, were $657.0 million at March 31, 2000 an increase of $38.7 million, or 6.26%, compared with December 31, 1999. This increase resulted primarily from the implementation of the Company's strategy to build deposits by expanding the number of core deposit relationships. As part of this strategy, the Company has actively promoted its Treasury Index account, a tiered money market account paying interest on the highest tier at a rate based on the three-month U.S. Treasury bill. The Treasury Index account grew $30.6 million in the first three months of 2000. Other core deposit balances also grew. Demand deposits, NOW accounts and savings accounts increased to $5.7 million, $4.1 million, and $3.4 million, respectively, compared with the balances at December 31, 1999. Time deposit balances ended the quarter at $323.3 million, down $5.1 million from the end of 1999. This reduction reflects movement of customer funds from time deposits into the Treasury Index account, as well as the high level of competition among area financial institutions.

At March 31, 2000, the Company's FHLB borrowings declined by $10.2 million to $45.7 million from $55.9 million at December 31, 1999. The reduction includes amortization and payoffs of maturing borrowings totaling $10.1 million, and scheduled amortization of the 20-year loan totaling $95,000. The Bank occasionally borrows from the Federal Home Loan Bank of Boston (FHLB) to fund loans and investment securities purchases. During 1999 the Company also took out a $14.5 million, 20-year loan from the FHLB to finance the construction and acquisition of its new administrative center.

Retained Earnings increased $855,000, ending the quarter at $80.0 million compared with $79.1 million at December 31, 1999. Retained earnings grew by $1.1 million, the Company's net income for the quarter, while the market value of investment securities available for sale declined $272,000. The Company's capital to assets ratio was 9.29% and 10.37% at March 31, 2000 and December 31, 1999, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 2000 and March 31, 1999

Net income was $1.1 million for the three months ended March 31, 2000, compared to $1.4 million for the comparable prior year period. The results of operations for these periods do no reflect the company's conversion and stock offering which were completed on April 11, 2000. Non-recurring items affected earnings in each period. In the 1999 first quarter, interest income was increased by $355,000, reflecting prepayment penalty fees on commercial real estate loans and a loan recovery. In the current period, non-interest income was reduced by $135,000 because of a change in the cash surrender value of life insurance policies that occurred when the underlying assets were converted from equity investments to long term fixed return investments.

Interest Income

Interest and dividend income from loans and investments increased $1.3 million or 10.8% to $13.7 million for the 2000 first quarter when compared to the same quarter in 1999. For the 2000 first quarter, average earning assets totaled $745.3 million, an increase of $77.1 million or 11.5% over the comparable average for 1999. The average loans outstanding increased $78.6 million, while the combined average balances of short-term investments, certificates of deposit and investment securities declined by $1.5 million.

The annualized yields on earning assets were 7.28% and 7.37% for the three months ended March 31, in 2000 and 1999, respectively. The primary reason for the decline in the yield on earning assets was a 24 basis point decline in the loan portfolio yield. The lower interest rate environment during 1999 provided borrowers an opportunity to refinance loans at lower interest rates. Despite the lower yield, the higher volume of loans resulted in a $1.2 million increase in interest income on loans.

The yield on investment securities was 6.31% for the first quarter 2000 as compared to 6.12% for first quarter 1999. Short-term investments, certificates of deposit and investment securities contributed $136,000 of additional interest and dividend income when comparing the first quarter of 2000 to the first quarter of 1999.

Interest expense

Total interest expense for the three months ended March 31, 2000 was $7.2 million, an increase of $903,000 or 14.3% over the same period in 1999. At March 31, 2000, average interest bearing liabilities were $658.5 million, an increase of $76.2 million over the comparable 1999 period. Deposits accounted for $59.1 million, and borrowings $17.1 million, of this increase in average interest bearing liabilities. Interest expense on deposits increased $761,000 as increases in average deposit balances were accompanied by a 5 basis point increase in the average rate paid on deposits. The increase in the average rate paid on deposits resulted from an increase in short term US Treasury bill yields during the first quarter of 2000, which are the index used for the Treasury Index money market account.

As discussed above, the Bank borrowed $14.5 million from the Federal Home Loan Bank in June 1999, to fund construction and acquisition of its new administration center building. During the first quarter of 2000, $151,760 of interest paid on this loan was capitalized as part of the cost of the building.

Net interest income

Net interest income increased 7.1% or $431,000, as the growth in average earning assets offset the decrease in net interest margin by 20 basis points. The interest rate spread of 2.98% in the first quarter of 1999 declined by 13 basis points to 2.85% in this year's first quarter. The primary reasons for this decline were the lower yield on the loan portfolio and the higher cost of the Treasury Index money market account.

Provision for Possible Loan Losses

The Company recorded a provision for loan losses of $166,000 in the first quarter of 2000 and $140,000 in the first quarter of 1999. This increase in the provision for possible loan losses reflects continued growth in our real estate loan portfolio. Net loan recoveries for the three months ended March 31, 2000 were $3,000 compared to net recoveries of $107,000 for the same period in 1999.

Non-Interest Income

Non-interest income, including customer service fees and gains and losses on sales of assets, equaled $386,000 in the first quarter of 2000 as compared to $697,000 in the first quarter of 1999, representing a decrease of $311,000 or 44.6%. The decrease reflects primarily a decline of $221,000 in loan sale gains and a $135,000 reduction in the cash surrender value of life insurance policies. Loan sale gains are generated when the Bank sells fixed rate residential mortgages. The low interest rate environment that prevailed in the first quarter of 1999 produced a high level of fixed rate mortgage activity, which in turn resulted in loan sale gains. As interest rates rose, the number of fixed rate mortgage applications declined in late 1999 and 2000, which has reduced the opportunity for loan sale gains.

The reduction in the cash surrender value of life insurance policies occurred when the Bank moved the underlying investments of these policies from equities to more stable fixed return investments.

Customer service fees rose 16.5% to $226,000 in the first quarter of 2000, as a result of the Bank's strategy to increase the number of customers with checking and other transaction accounts.

Non-Interest Expense

Non-interest expense increased $472,000, or 10.6%, to $4.9 million for the three months ended March 31, 2000 as compared to the same period in 1999. Salary and benefit costs rose $379,000, reflecting the additional staff for business banking and other new business initiatives, as well as annual wage adjustments. Marketing expense rose $78,000 as the Company expanded its marketing programs to attract customers who have been displaced by bank mergers in the region. Data processing expense increased $57,000 as a result of higher loan and deposit activity. The Company's annualized expense ratio, which is the ratio of non-interest expense to average assets, was 2.53% for the three months ended March 31, 2000, as compared to 2.61% for the 1999 period.

Provision for Income Taxes

The Company's effective tax rate for the three months ended March 31, 2000 was 34.4% as compared to 36.3% for the period ended March 31, 1999. The impact of state taxation has been reduced as a result of investment activity in the Bank's and the Company's security corporations. The lower effective tax rate for March 31, 2000 also includes the affect of the decrease in cash surrender value of life insurance policies.

                     Cambridgeport Mutual Holding Company
                             Average Balance Sheet
                       For Three Months Ending March 31,
                                  (Unaudited)

                                                              2000                                     1999
                                                                                     Average                               Average
                                                            Average                  Yield/       Average                   Yield/
                                                            Balance     Interest      Cost        Balance      Interest     Cost
                                                           -------------------------------------------------------------------------
                                                                                                 (Dollars in thousands)
Assets:
Interest earning assets:
     Short term investments(1)                             $  11,626    $   206      7.13%      $  12,589      $   182      5.86%
     Certificates of Deposit                                   4,800         87      7.29%          5,901          101      6.94%
     Investment securities(2)                                143,578      2,264      6.31%        143,041        2,138      6.12%
     Loans(3)                                                585,279     11,140      7.52%        506,698        9,942      7.76%
                                                           ---------    -------                 ---------      -------
       Total interest earning assets                         745,283     13,697      7.28%        668,229       12,363      7.37%
                                                                        -------                                -------
       Total non-interest earning assets                      38,947                               25,088
                                                           ---------                            ---------
       Total assets                                        $ 784,230                            $ 693,317
                                                           =========                            =========

Liabilities and Equity:
Interest bearing liabilities:
       NOW accounts                                         $ 45,034    $   154      1.38%      $  38,106      $   134      1.43%
       Savings accounts                                       53,756        268      2.01%         53,298          280      2.13%
       Money market deposit accounts                         177,230      2,008      4.56%        135,325        1,249      3.74%
       Certificate of deposit accounts                       328,608      4,101      5.02%        318,827        4,107      5.22%
                                                           ---------    -------                 ---------      -------
           Total interest-bearing deposits                   604,628      6,531      4.34%        545,556        5,770      4.29%
     Borrowed funds                                           53,855        668      4.91%         36,741          526      5.73%
                                                           ---------    -------                 ---------      -------
           Total interest-bearing liabilities                658,483      7,199      4.43%        582,297        6,296      4.39%

     Noninterest-bearing deposits                             40,949                               29,061
     Other noninterest-bearing liabilities                     6,782                                6,177
                                                           ---------                            ---------
           Total noninterest bearing liabilities              47,731                               35,238


     Total liabilities                                       706,214                              617,535
     Total retained earnings                                  78,016                               75,782
                                                           ---------                            ---------
     Total liabilities and retained earnings               $ 784,230                            $ 693,317
                                                           =========                            =========

     Net interest income                                                $ 6,498                                $ 6,067
                                                                                                               =======


     Net Interest rate spread (4)                                                    2.85%                                  2.98%
     Net interest margin (5)                                                         3.47%                                  3.67%
     Ratio of average interest-earning assets
       to average interest-bearing liabilities                                     114.24 X                               115.24 X

(1) Short term investments includes federal funds sold.
(2) All investments securities are considered available-for-sale and carried at market value.
(3) Loans are net of deferred loan origination costs (fees), allowance for possible loan losses and unadvanced funds.
(4) Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest earning assets.

                                                                Cambridgeport Mutual Holding Company
                                                                        Rate/Volume Analysis
                                                                  Three Months Ended March 31, 2000
                                                                    Compared to Three Months Ended
                                                                           March 31, 1999
                                                                        Increase/(Decrease)

                                                                                Due to
                                                              Volume              Rate            Net
                                                           --------------    ------------    ---------------
                                                                           (In Thousands)
Interest earning assets:
     Short term investments                                      $   (13)         $    37          $     24
     Certificates of Deposit                                         (19)               5               (14)
     Investment securities                                            58               68               126
     Loans                                                         2,046             (848)            1,198
                                                           -------------     ------------        ----------
       Total interest-earning assets                             $ 2,072          $  (738)         $  1,334
                                                           =============     ============        ==========
Interest bearing liabilities:
     NOW accounts                                                     40              (20)               20
     Savings accounts                                                  2              (14)              (12)
     Money market deposit accounts                                   785              (26)              759
     Certificate of deposit accounts                                   3               (9)               (6)
     Borrowed funds                                                  174              (32)              142
                                                           -------------     ------------        ----------
       Total interest bearing liabilities                        $ 1,004          $  (101)         $    903
                                                           =============     ============        ==========
Change in net interest income                                    $ 1,068          $  (637)         $    431
                                                           =============     ============        ==========

                         Liquidity and Capital Resources

The term "liquidity" refers to the Bank's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Bank's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the FHLB based on eligible collateral of loans and securities. The Bank's maximum borrowing capacity from the FHLB at March 31, 2000 was approximately $236.0 million, net of borrowings that are already outstanding. In addition, the Bank can enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow the Bank to borrow money using securities as collateral.

Liquidity management is both a daily and long term function of business management. The measure of a bank's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

At March 31, 2000, the Bank exceeded each of the applicable regulatory capital requirements. The Company's leverage Tier 1 capital was $78.3 million, or 16.5% of risk-weighted assets, and 9.99% of average assets. The Bank had a risk-based total capital of $86.6 million and a risk-based capital ratio of 18.2%.

See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities and financing activities for the three months ended March 31, 2000 and March 31, 1999.

Impact of Enactment of the Gramm-Leach-Bliley Act

On November 12, 1999, President Clinton signed the Gramm-Leach Bliley Act (the "Act"), which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the Act (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the Community Reinvestment Act,
(vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

The Act also requires financial institutions to disclose, on ATM machines, any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004 to provide such notices.

The FDIC has recently proposed regulations implementing the privacy protection provisions of the Act. The proposed regulations would require each financial institution to adopt procedures to protect customers' and consumers' "nonpublic personal information" by November 13, 2000. We would be required to disclose our privacy policy, including identifying with whom we share "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, we would be required to provide our customers with the ability to "opt-out" of having us share their personal information with unaffiliated third parties. We currently have a privacy protection policy in place and intend to review and amend that policy, if necessary, for compliance with the regulations when they are adopted in final form. The Act also provides for the ability of each state to enact legislation that is more protective of consumers' personal information.

We do not believe that the Act will have a material adverse affect upon our operations in the near term. However, to the extent the Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in market risk since disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.



Part II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         (d)      Use of Proceeds

         Port Financial's Registration Statement on Form S-1 (File No. 333-91549) (the "Registration Statement") was declared effective by the United States Securities and Exchange Commission (the "SEC") on February 14, 2000. 7,442,818 shares of common stock, par value of $.01 per share (the "Common Stock"), registered in the Registration Statement and offered in Port Financial's Subscription Offering (the "Offering") were sold at a price of $10.00 per share. The Offering closed on April 11, 2000 and raised gross proceeds of $74,428,180 for the Company. Ryan, Beck & Co., Inc. of Livingston, New Jersey served as Sales Agent for the Offering.

         No Offering expenses were paid, either directly or indirectly, to directors or officers of Port Financial or their associates, to persons owning ten percent or more of Port Financial's Common Stock or to any other affiliates of Port Financial Corp.

         The net proceeds of the Offering for Port Financial, after deducting the expenses of the Offering (including sales agency commissions and expenses) were $71,900,433. Of such proceeds, $35,900,000 were distributed to the Bank, Port Financial's wholly owned subsidiary, which will use the proceeds for the following:

     .   to fund new loans;
     .   to establish or acquire new branches;
     .   to diversify products offered by Port Financial or Cambridgeport Bank;
     . to increase delivery systems, including the introduction of internet banking
     .   to invest in securities; and
     .   general corporate purposes.

     Port Financial Corp. intends to use the proceeds it has retained from the Offering for the following purposes:

     .   to finance possible acquisitions of financial institutions or other businesses related to banking;
     .   to pay dividends to stockholders;
     .   to repurchase shares of common stock issued in the conversion;
     .   to invest in securities;
     .   a loan issued to the Employee Stock Ownership Plan of Port Financial
           Corp. to fund its purchase of shares of the Common Stock of Port Financial Corp.; and for general corporate purposes.

     The use of proceeds does not represent a material change from the use of proceeds described in Port Financial's prospectus.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27.1-- Financial Data Schedule (Filed in electronic format only)

         (b)   Reports on Form 8-K

               None

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Port Financial Corp
                                       -----------------------------------------
                                       (Registrant)

                                            /s/ James B. Keegan
                                       By:______________________________________
                                                James B. Keegan
                                                President and Chief Executive
                                                Officer

                                            /s/ Charles Jeffrey
                                       By:______________________________________
                                                Charles Jeffrey
                                                Senior Vice President and
                                                Chief Financial Officer

May 9, 2000