Form 10-Q
period 2000-06-30
PORT FINANCIAL CORP
filed 2000-08-14
CIK 1099517

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                             _____________________

                                   FORM 10-Q

   (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ________________

                        Commission file number 000-29343

                              Port Financial Corp.
             (Exact name of registrant as specified in its charter)

        Massachusetts                                 04-1145480
(State or other jurisdiction of                    (I.R.S. Employer
inCorporation or organization)                    Identification No.)

            1380 Soldiers Field Road, Brighton, Massachusetts 02135
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (617) 661-4900
              (Registrant's telephone number including area code)

                                      N/A
           ---------------------------------------------------------

              (Former name, former address and former fiscal year,
                          if changed from last Report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                     Outstanding at
         Class                                       August 3, 2000
 -----------------------------------   -----------------------------------------
        Common Stock,
        Par value $.01                                  7,442,818

                               TABLE OF CONTENTS

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

Item 1.  Financial Statements of Port Financial Corp.

         Consolidated Balance Sheets (Unaudited) - June 30, 2000 and December 31, 1999

         Consolidated Statements of Income (Unaudited) - Six months ended June 30, 2000 and June 30, 1999

         Consolidated Statements of Changes in Sharesholders' Equity (Unaudited) Six months ended June 30, 2000 and June 30, 1999

         Consolidated Statements of Cash Flows (Unaudited) - Six months ended June 30, 2000 and June 30, 1999

         Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

               PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

         Exhibit 27 - Financial Data Schedule

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                                               Port Financial Corp.
                                                                           Consolidated Balanced sheet
                                                                                  (Unaudited)

                                                                           June 30,           December 31,
                                                                            2000                 1999
                                                                       --------------      -----------------
ASSETS                                                                           (In Thousands)
Cash and due from Banks                                                 $  12,129              $  16,594
Federal funds sold                                                          7,795                     -
Other cash equivalents                                                      5,613                  2,835
                                                                        ---------              ---------
        Total cash and cash equivalents                                    25,537                 19,429

Certificates of deposit                                                       100                  5,149
Investment securities held to maturity                                     24,674                      -
Investment securities available-for-sale at fair value                    140,086                131,647
Loans held-for-sale                                                         1,101                      -
Loans, net                                                                634,146                577,029
Federal Home Loan Bank Stock, at cost                                       4,951                  4,452
Savings Bank Life Insurance Stock, at cost                                  1,934                  1,934
Banking premises and equipment, net                                        22,295                 11,782
Accrued interest receivable                                                 5,111                  4,054
Other assets                                                                7,007                  7,265
                                                                        ---------               --------
        Total assets                                                    $ 866,942               $762,741
                                                                        =========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                $ 681,479               $618,288
Federal Home Loan Bank advances                                            26,202                 55,891
Mortgagors' escrow payments                                                 3,092                  3,031
Accrued expenses and other liabilities                                      6,996                  6,401
                                                                        ---------               --------
         Total liabilities                                                717,769                683,611
                                                                        ---------               --------

Stockholders' Equity:
  Preferred stock ($ .01 par value;
    5,000,000 shares authorized; no shares
    issued and outstanding)                                                     -                      -
 Common stock ( $ .01 par value;
    30,000,000 shares authorized;
    shares issued and outstanding:
    7,442,818 at June 30, 2000)                                                74                      -
 Additional paid-in capital                                                71,776                      -


                                                                                       Port Financial Corp.
                                                                                Consolidated Balance Sheet-(Continued)
                                                                                        (Unaudited)

                                                                                   June 30,             December 31,
                                                                                    2000                   1999
                                                                            --------------------   -------------------
                                                                                            (In Thousands)
 Unearned compensation - ESOP
    (413,300 shares held by the ESOP
     at June 30, 2000)                                                                    (4,670)                    -
 Retained earnings                                                                        80,144                77,221
 Accumulated other comprehensive income                                                    1,849                 1,909
                                                                                ----------------        --------------
        Total stockholders' equity                                                       149,173                79,130
                                                                                ----------------        --------------
        Total liabilities and stockholders' equity                              $        866,942        $      762,741
                                                                                ================        ==============

See the accompanying notes to unaudited consolidated financial statements


                                                                                     Port Financial Corp.
                                                                             Consolidated Statements of Operations
                                                                        (Dollars in Thousands Except Per Share Amounts)

                                                                  (Unaudited)                             (Unaudited)
                                                               Three Months Ended                       Six Months Ended
                                                                    June 30,                               June 30,
                                                    -------------------------------------------------------------------------------
                                                           2000                      1999                2000            1999
                                                    --------------------     --------------------    ------------    --------------
Interest and dividend income:
   Interest on loans                                         $   11,907           $      9,948       $    23,047     $      19,889
   Ierest and dividends on investment securities                  2,685                  2,143             4,950             4,281
   Interest on other cash equivalents                               445                    220               651               403
   Interest on certificates of deposit                               20                    102               107               203
                                                             ----------           ------------       -----------     -------------
      Total interest and dividend income                         15,057                 12,413            28,755            24,776
                                                             ----------           ------------       -----------     -------------
Interest expense:
   Interest on deposits                                           6,851                  5,784            13,383            11,554
   Interest on borrowed funds                                       488                    554             1,156             1,080
                                                             ----------           ------------       -----------     -------------
      Total interest expense                                      7,339                  6,338            14,539            12,634
                                                             ----------           ------------       -----------     -------------
      Net interest income                                         7,718                  6,075            14,216            12,142

Provision for possible loan losses                                  250                    132               416               272
                                                             ----------           ------------       -----------     -------------
      Net interest income after provision for
       Possible loan losses                                       7,468                  5,943            13,800            11,870
                                                             ----------           ------------       -----------     -------------

Noninterest income:
   Customer service fees                                            254                    215               480               409
   Net gain on sale of investment securities, net                     -                      -                 -                 -
   Gain on sale of loans, net                                        51                    177                74               420
   Loan servicing fee income                                        127                    117               257               247
   Other income                                                     317                    142               324               272
                                                             ----------           ------------       -----------     -------------
      Total noninterest income                                      749                    651             1,135             1,348
                                                             ----------           ------------       -----------     -------------

Noninterest expense:
   Salaries and employee benefits (1)                             2,981                  2,350             5,703             4,693
   Occupancy and equipment expense                                  960                    843             1,712             1,656
   Data processing service fees                                     395                    385               775               708
   Marketing                                                        287                    291               589               515
   Other noninterest expense                                        831                    655             1,604             1,408
                                                             ----------           ------------       -----------     -------------
      Total noninterest expenses                                  5,454                  4,524            10,383             8,980
                                                             ----------           ------------       -----------     -------------
Income before provision for income taxes                          2,763                  2,070             4,552             4,238
Provision for income taxes                                          967                    742             1,629             1,530
                                                             ----------           ------------       -----------     -------------
Net income                                                   $    1,796           $      1,328       $     2,923     $       2,708
                                                             ==========           ============       ===========     =============

Earnings per share:
 Basic (3)                                                   $     0.25                     (2)               (2)               (2)
 Diluted                                                     $     0.25                     (2)               (2)               (2)

Weighted average shares outstanding:
 Basic                                                        7,145,719                     (2)               (2)               (2)
 Diluted                                                      7,145,719                     (2)               (2)               (2)


See the accompanying notes to unaudited consolidated financial statements.

(1) At June 30, 2000 the ESOP held unallocated shares with an aggregate cost of $4,669,838 and a market value of $5,666,106. For the three and six month periods ended June 30, 2000 $59,389 wash charged to compensation and employee benefit expense based on commitment to release 4,962 shares to employees.

EPS

(2) Earnings per share is not presented for the six months ended June 30, 2000 since the earnings per share calculation for that period is not meaningful for the period prior to April 11, 2000 (the date of conversion to a stock company). Earnings per share is not presented for all periods prior to the conversion to stock form since the Company was a mutual holding company and no stock was outstanding.

(3) Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented. ESOP shares committed to be released are considered outstanding while unallocated ESOP share not considered outstanding.


                                                                                   Port Financial Corp.
                                                                Consolidated Statements of Changes in Shareholders' Equity
                                                                        For The Periods Ending June 30, 2000 and 1999
                                                                                        (Unaudited)

                                                                Additional                      Other           ESOP
                                                   Common        Paid-In        Retained     Comprehensive    Unearned
                                                   Stock         Capital        Earnings        Income      Compensation    Total


Balance at December 31, 1998                    $      -         $     -         $ 72,447      $ 3,641       $      -     $ 76,088

Net income                                             -               -            2,708            -              -        2,708
Other Comprehensive income-
 Change in unrealized gain on securities
  Available for sale, net of taxes                     -               -                -       (1,260)             -       (1,260)
                                            --------------------------------------------------------------------------------------
Balance at June 30, 1999                        $      -         $     -         $ 75,155      $ 2,381       $      -     $ 77,536
                                            ======================================================================================

Balance at December 31, 1999                    $      -         $     -         $ 77,221      $ 1,909       $      -     $ 79,130

  Net income                                           -               -            2,923            -              -        2,923
  Issuance of stock less offering costs               74          71,776                -            -              -       71,850
  Other Comprehensive income -
   Change in unrealized gain on securities
     Available for sale, net of taxes                  -               -                -          (60)             -          (60)
            Comprehensive income
  ESOP unearned compensation -
     Acquisition of shares                                                                                     (4,727)      (4,727)
     Release of shares                                 -               -                -            -             57           57
                                            ------------         -------         --------      -------       --------     --------
Balance at June 30, 2000                        $     74         $71,776         $ 80,144      $ 1,849       $(4,670)     $149,173
                                            ======================================================================================


                                                       Port Financial Corp.
                                               Consolidated Statements of Cash Flows
                                                          (In Thousands)
                                                            (Unaudited)

                                                                                   Six months                    Six months
                                                                                 Ended June 30,                Ended June 30,
                                                                                     2000                          1999
                                                                                   --------                      --------
Cash flows from operating activities:
 Net income                                                                        $  2,923                      $  2,708
 Adjustments to reconcile net income to net cash
 Provided by operating activities-
    Provision for possible loan losses                                                  416                           272
    Depreciation and amortization                                                       535                           648
    Net gain from sales of investment securities                                          -                             -
    Amortization (accretion) of premiums on investment securities, net                  (76)                          113
    Gain on loan sales, net                                                             (74)                         (420)
    Gain on sales of other real estate owned, net                                         -                             -
    Decrease in cash surrender value of life insurance policies                          88                             -
    Proceeds from sale of loans                                                       7,254                        32,119
    Loans originated for sale                                                        (8,281)                      (29,781)
    (Increase) decrease in other assets                                                 170                         1,495
    (Increase) decrease in accrued interest receivable                               (1,057)                         (727)
    (Decrease) increase in deferred loan fees                                          (209)                          (36)
    (Decrease) increase in accrued expenses and other liabilities                       595                        (1,479)
                                                                              ---------------             -----------------
            Net cash provided by (used in) operating activities                       2,284                         4,912
                                                                              ---------------             -----------------
Cash flows from investing activities
 Proceeds from sales, maturities and principal repayments
   of securities available-for-sale                                                  10,537                        26,620
 Purchases of securities available-for-sale                                         (19,161)                      (17,896)
 Proceeds from sales, maturities and principal repayments
   of held to maturity securities                                                       298                             -
 Purchases of held to maturity securities                                           (24,969)                            -
 Proceeds from maturities of certificates of deposit                                  5,228                         1,106
 Purchase of certificates of deposit                                                    (79)                         (185)
 Net increase in short-term investments                                                   -                             -
 Purchase of FHLB stock                                                                (499)                         (573)
 Proceeds from sales of other real estate owned                                           -                             -
 Purchase of premises and equipment                                                 (11,048)                       (1,666)
 Loan originations, net                                                             (57,231)                      (27,093)
 Recoveries of loans previously charged-off                                              65                           108
                                                                              ---------------             -----------------
          Net cash used in investing activities                                     (96,859)                      (19,579)
                                                                              ---------------             -----------------

                             Port Financial Corp.
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                                                    Six months                Six months
                                                                                  Ended June 30,            Ended June 30,
                                                                                      2000                      1999
                                                                                      ----                      ----
Cash flows from financing activities:
   Increase (decrease) in certificates of deposits                                   (14,459)                   7,823
   Increase in demand deposits, NOW accounts and saving accounts                      77,650                   12,059
   Increase (decrease) in mortgagor's escrow payments                                     61                     (343)
   Additions to borrowings                                                                 -                    8,686
   Repayment of borrowings                                                           (29,689)                       -
   Gross proceeds on stock offering                                                   74,428                        -
   Stock offering costs                                                               (2,581)                   8,686
   ESOP                                                                               (4,727)                       -
                                                                                   ---------                 --------
          Net cash provided by financing activities                                  100,683                   28,225
                                                                                   ---------                 --------
Net increase in cash and cash equivalents                                              6,108                   13,558
Cash and cash equivalents, beginning of year                                          19,429                   10,047
                                                                                   ---------                 --------
Cash and cash equivalents, end of period                                           $  25,537                 $ 23,605
                                                                                   =========                 ========
Supplemental disclosures of cash flows information:
   Cash paid for interest                                                          $  14,614                 $ 12,607
                                                                                   =========                 ========
   Cash paid for income taxes                                                      $   1,165                 $  2,117
                                                                                   =========                 ========

   See the accompanying notes to unaudited consolidated financial statements

                              Port Financial Corp.
              Notes to Unaudited Consolidated Financial Statements

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

2) Conversion

On April 11, 2000, the Company received regulatory approval to complete its offering of common stock in connection with the conversion of Cambridgeport Mutual Holding Company to a stock holding Company. The Company's common stock began trading on the NASDAQ National Market on April 12, 2000. The Company sold 7,442,818 shares of common stock at a price of $10 per share to eligible depositors of the Company, management and employees, and the Company's employee stock ownership plan ("ESOP") in the stock offering.

3) New Administrative Center

On March 1, 2000, Temple Realty LLC purchased a parcel of land and a newly-constructed office building located in the Brighton section of Boston, approximately two miles from the Company's headquarters in Cambridge. The total cost of the building is approximately $16.5 million, of which $14.5 million has been funded by borrowings from the Federal Home Loan Bank of Boston. The Company's administrative departments and all lending operations moved to the new building during the second quarter. Company units occupy approximately 55% of the 74,000 square foot building. Temple Realty has entered into a long term lease with a tenant for approximately 25,500 square feet. This lease will commence on October 1, 2000. Temple Realty expects to lease the remaining space of approximately 8,500 square feet.

Following the departmental moves to the new building, the Company entered into a long term lease with a single tenant for a portion of the Bank's headquarters building in Cambridge. This lease commenced on June 15, 2000. The Bank also entered into a sublease agreement with a single tenant for the office space in Newton, formerly occupied by the Company's mortgage division. This sublease commenced on May 15, 2000 and will terminate on September 30, 2003 when the Bank's original lease of this space terminates.

The lease for office space formerly occupied by the Bank's telebanking unit expired on March 31, 2000. The lease for the commercial real estate unit's former office space will expire on August 31, 2000.


4) Arlington Branch

During the second quarter, the Bank received all regulatory approvals in its application to open a branch office in Arlington, MA, a town adjacent to Cambridge. The Bank has leased a branch bank building in Arlington, formerly occupied by a major Boston-based bank, and opened the branch on August 9.


(5) Loans
The loan portfolio consisted of the following (in thousands):

                                                                     (Unaudited)
                                                                        June 30,               December 31,
                                                                          2000                    1999
                                                                        --------                 --------
Real estate loans-
   Residential                                                        $  342,025               $  297,709
   Commercial                                                            211,866                  212,833
   Home equity lines of credit                                            70,828                   62,458
   Construction                                                            9,787                    3,716
                                                                      ----------               ----------
     Total real estate loans                                             634,506                  576,716

   Commercial                                                              1,224                    1,348

   Consumer                                                                5,954                    6,046
                                                                      ----------               ----------
     Total loans                                                         641,684                  584,110
Less-
   Allowance for possible loan losses                                      7,538                    7,081
                                                                      ----------               ----------
     Total loans, net                                                 $  634,146               $  577,029
                                                                      ==========               ==========


(6) Deposits
A summary of deposit balances, by type, is as follows (in thousands):

                                                                      (Unaudited)
                                                                         June 30,                December 31,
                                                                           2000                      1999
                                                                        --------                   --------
     Demand deposit accounts                                            $  38,542                  $  29,777
     NOW accounts                                                          60,827                     44,429
     Regular savings accounts                                              54,912                     53,346
     Money market accounts                                                213,225                    162,304
                                                                        ---------                  ---------

          Total noncertificate accounts                                   367,506                    289,856
                                                                        ---------                  ---------

     Term certificates-
       Term certificates less than $100,000                               256,132                    267,327
       Term certificates of $100,000 and over                              57,841                     61,105
                                                                        ---------                  ---------

          Total term certificate accounts                                 313,973                    328,432
                                                                        ---------                  ---------

     Total deposits                                                     $ 681,479                  $ 618,288
                                                                        =========                  =========

(7) Business Segments:

      Reportable segments and reconciliation to consolidated financial information is as follows:

                                          Community                  Consolidation
                                           Banking       Other        Adjustments    Consolidated
                                          ---------  --------------  --------------  ------------
                                                         (In Thousands)
June 30, 2000:
--------------

Investment securities available
  for sale and held to maturity            $128,957       $ 41,469       $  (5,666)      $164,760
Loans, net                                  634,146              -               -        634,146
Total assets                                830,257        156,538        (119,853)       866,942
Total deposits (1)                          703,115              -         (18,544)       684,571
Total liabilities                           740,814          2,110         (25,155)       717,769

Total interest and dividend income           27,442          1,313               -         28,755
Total interest expense                       14,539              -               -         14,539
Net interest income                          12,903          1,313               -         14,216
Provision for possible loan losses              416              -               -            416
Total noninterest income                      1,135              -               -          1,135
Total noninterest expense                    10,225            158               -         10,383
Net income                                    2,156            767               -          2,923


June 30, 1999:
--------------

Investment securities available
  for sale and held to maturity            $114,407       $ 25,703   $                   $140,110
                                                                     -
Loans, net                                  522,655              -               -        522,655
Total assets                                678,668         79,136         (51,523)       706,281
Total deposits (1)                          587,614              -               -        587,614
Total liabilities                           628,704          1,600          (1,559)       628,745

Total interest and dividend income           24,002            774               -         24,776
Total interest expense                       12,634              -               -         12,634
Net interest income                          11,368            774               -         12,142
Provision for possible loan losses              272              -               -            272
Total noninterest income                      1,348              -               -          1,348
Total noninterest expense                     8,955             25               -          8,980
Net income                                    2,203            505               -          2,708

(1) Includes mortgagors' escrow payments

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Port Financial Corp.'s actual results could differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, among other factors: changes in national or regional economic conditions; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in interest rates; changes in the size and the nature of the Company's competition; and changes in the assumptions used in making such forward-looking statements.

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included in this report.

General

Port Financial Corp. (the "Company") is a Massachusetts-chartered stock holding Company, which owns all of the capital stock of Cambridgeport Bank (the "Bank"). As part of its conversion, the Company converted from a Massachusetts-chartered mutual holding company, Cambridgeport Mutual Holding Company, to a Massachusetts-chartered stock holding company and changed its name to Port Financial Corp. and sold 7,442,818 shares of its common stock to the Company's eligible depositors, management and employees and to the Company's Employee Stock Ownership Plan ("ESOP"). Net proceeds of the stock offering were $71.8 million. The conversion and stock offering was completed on April 11, 2000.

The Company's principal business is its investment in the Bank, which is a Massachusetts-chartered stock savings bank, chartered in 1853. The Bank is a community-oriented Bank providing retail and business customers with value-driven products and services to meet customer needs. It provides a wide variety of deposit products, residential mortgage loans, commercial real estate loans, commercial loans and consumer loans to its customers in the cities and towns around Cambridge, Massachusetts. Over the past five years, the Bank has more than doubled its branch network from four full service offices to ten full service offices and one TeleBanking Center. The Bank has strategically located its branch offices in cities and towns with a strong base for real estate lending and deposit growth and where community bank competition has been reduced by a consolidating banking industry. The Bank's branch expansion has increased its customer base and allowed the Bank to increase its profitability by shifting its mix of assets more towards higher yielding loans relative to investment securities. During the second quarter of 2000, the Bank received regulatory approval to open a branch office in Arlington, and opened the office on August 9, 2000.

The Bank's revenues are derived principally from interest on loans and investment securities. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities, and funds provided by operations. The Bank also uses borrowings from the Federal Home Loan Bank as a source of funds for loans, investments and other assets. The largest component of the Bank's expenses is the interest that it pays on deposits.

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

Total assets increased by $104.2 million from $762.7 million at December 31, 1999 to $866.9 million at June 30, 2000. This growth included $57.1 million of loans, $34.2 million of cash and investment securities, and $10.5 million of fixed assets. The growth in assets was funded by proceeds from the stock offering and an increase in deposits, both of which are discussed below.

The loan growth occurred primarily in the residential mortgage portfolio and, to
a lesser extent, in the home equity and construction portfolios.   Residential
mortgages rose $44.3 million, reflecting the favorable economic conditions during the period as well as a trend in the market towards more adjustable rate mortgages, which the Bank retains in its portfolio. Home equity credit lines outstanding increased $8.4 million during the six months ended June 30, 2000. The Bank continues to promote its Home Equity Credit Line product through advertising, direct mail and in-branch promotions. Commercial construction loans rose $6.1 million during the six months ended June 30, 2000. Loan portfolio growth was partially offset by a $1.2 million decrease in the commercial real estate, consumer and commercial segments, the result of property sales and scheduled amortization in these portfolios.

Total non-performing assets were $96,000 and $128,000 at June 30, 2000 and December 31, 1999, respectively. The allowance for loan losses was $7.5 million at June 30, 2000, or 1.17% of total loans. At December 31, 1999, the allowance for loan losses was $7.1 million, representing 1.21% of total loans.

The increase in cash and investments securities of $34.2 million results from the deployment of the capital raised in the subscription offering.

The growth in premises and equipment of $10.5 million reflects the Company's investment in its new administrative center building. Building construction was largely completed during the second quarter, and the Company completed the move of all administrative and loan departments, which now occupy approximately half of the building.

Deposits at June 30, 2000 totaled $681.5 million, an increase of $63.2 million, or 10.22%, compared with $618.3 million at December 31, 1999. The increase in deposits during the first half of 2000 resulted primarily from the implementation of the Company's strategy to build deposits by expanding the number of core deposit relationships. As part of this strategy, the Company actively promoted its Treasury Index money market account during the first quarter of this year. During the second quarter, the Company introduced its REAL BANKING marketing campaign, which offers a variety of banking products to customers who maintain their core checking account with the Bank. As a result of these marketing promotions, money market account balances have increased $50.9 million, or 31.4%, since December 31, 1999, while checking deposits have risen $25.2 million, or 33.9% during the same period.

Time deposit balances ended the period at $314.0 million, down $14.4 million from December 31, 1999. This reduction reflects movement of customer funds from time deposits into other account types, as well as the intense competition for time deposits among area financial institutions.

At June 30, 2000, borrowings from the Federal Home Loan Bank declined by $29.7 million, to $26.2 million, as compared to $55.9 million at December 31, 1999. The Bank repaid maturing borrowings with the proceeds of the stock offering and growth in deposits.

The increase in stockholders' equity of $70.0 million to $149.2 million at June 30, 2000 resulted from the net proceeds of the stock offering, totaling $71.8 million, and net income of $2.9 million for the six month period. These increases were partially offset by $4.7 million of stock purchases for the Company's Employee Stock Ownership Plan ("ESOP").

Comparison of Operating Results for the Quarters Ended June 30, 2000 and June 30, 1999

Net income was $1.8 million for the recent quarter, or $.25 per share, compared to $1.3 million for the comparable prior year period. The 2000 results include increases of $1.6 million in net interest income, $98,000 in non-interest income, and $930,000 in non-interest expense.

Interest Income

Interest income increased $2.6 million, or 21.3%, to $15.1 million. This increase resulted primarily from growth in interest-earning assets of $124.4 million, or 18.2%. Also, the yield on average interest-earning assets rose by 21 basis points in the 2000 period. The higher yield reflects a general rise in interest rates that occurred in the latter half of 1999 and the first half of 2000. The principal area of growth in average asset balances was the loan portfolio, where average balances were $615.2 million in the 2000 period, an increase of $95.8 million from the same period in 1999. The average yield on loans during the recent quarter was 7.78%, compared with 7.68% in the 1999 period.

The average balance in the investment portfolio was $192.2 million in the recent quarter compared with $163.7 million in the 1999 period. This reflects the deployment of net proceeds from the stock offering. The overall yield in the 2000 quarter was 6.59%, up 53 basis points from the comparable 1999 quarter, reflecting the higher interest rate environment this year.

Interest expense

Total interest expense for the three months ended June 30, 2000 was $7.3 million, an increase of $1.0 million, or 15.8% over the same period in 1999. This increase was due primarily to higher average balances of interest bearing liabilities, which averaged $660.9 million in the recent quarter, an increase of $65.4 million over last year. Deposits accounted for $60.1 million of this increase, the result of recent growth in money market and checking account balances, which is discussed above. Borrowings averaged $43.7 million, an increase of $5.3 million over the 1999 period. The primary reason for this increase was the advance of $14.5 million, which was borrowed from the Federal Home Loan Bank in June, 1999 to finance the construction of the administrative center building. The fact that this borrowing was outstanding for only a portion of the 1999 quarter lowered the average balance in that period.

The cost of interest bearing liabilities rose 20 basis points to 4.47%.
Deposit costs rose 30 basis points from 4.17% in the 1999 period to 4.47% in the second quarter of 2000. This increase resulted from a growth in average balances of higher rate money market accounts. It also reflected higher US Treasury bill yields during the second quarter of 2000, which are the index used for the Treasury Index money market account.

As discussed above, the Bank borrowed $14.5 million from the Federal Home Loan Bank in June 1999, to fund construction and acquisition of its new administration center building. During the second quarter of 2000, $214,741 of interest paid on this loan was capitalized as part of the cost of the building.

Net interest income

Net interest income increased 27.1% or $1.6 million. The principal reason for this increase was the stock offering proceeds, which were used to fund loans and investments. The net interest margin was 3.82%, up 27 basis points from 3.55% in the second quarter of 1999. The interest rate spread was 3.03% in the recent quarter, compared with 3.02% last year.

Provision for Possible Loan Losses

The Company recorded a provision for loan losses of $250,000 for the quarter ended June 30, 2000 and $132,000 in the same quarter of 1999. This increase in the provision for possible loan losses reflects continued loan portfolio growth. At June 30, 2000 the allowance for possible loan losses stood at $7.5 million, or 1.17% of total loans, compared with $7.1 million, or 1.21% of total loans, at June 30, 1999.

Non-Interest Income

Non-interest income totaled $749,000 in the second quarter of 2000 as compared to $651,000 in the second quarter of 1999, an increase of $98,000 or 15.0%. Customer service fees of $254,000 were up $39,000, or 18%, over the 1999 quarter. This is largely the result of checking account fees. The Bank has seen an increase in the number of new checking accounts, the result of the Company's strategy to attract new checking account customers who have been affected by the large Company merger activity in the region. Loan sale gains of $51,000 represents a decline of $126,000 from the 1999 period. Loan sale gains are generated from the sale of fixed rate residential mortgages. The low interest rate environment that prevailed in the second quarter of 1999 produced a high level of fixed rate mortgage applications, which in turn resulted in loan sale gains. As interest rates rose, the number of fixed rate mortgage applications declined in late 1999 and 2000, which has reduced the opportunity for loan sale gains.

Other non-interest income was $317,000 in the recent quarter, up $175,000 over the 1999 period. The 2000 period includes a $70,000 gain on sale of furniture related to departmental moves into the new building. It also includes an increase of $47,000 in the cash surrender value of life insurance policies, and $18,000 of rental income from the tenant occupying space at the Bank's Cambridge headquarters building, under a lease that commenced on June 15, 2000.

Non-Interest Expense

Non-interest expense increased $930,000, or 20.6%, to $5.4 million for the three months ended June 30, 2000 compared to the same period in 1999. Salary and benefit costs rose $631,000, reflecting the additional staff for business banking and other new business initiatives, as well as annual wage adjustments. The 2000 period included an additional pay period for non-officer staff, which increased expenses by approximately $180,000 compared with the 1999 period.
ESOP expense of $59,000 was also included in the recent quarter.

Occupancy and equipment expense was $960,000 compared with $843,000 in 1999. This $117,000 increase includes a $27,000 quarterly property tax payment on the new building and an accrual of $80,000 for operating costs at the building. Future property taxes and other building-related operating expenses will be shared with tenants in both the new building and at the Bank's building in Cambridge.

The annualized expense ratio, the ratio of non-interest expense to average assets, was 2.57% for the three months ended June 30, 2000, as compared to 2.56% for the 1999 period.

Provision for Income Taxes

The Company's effective tax rate for the June 30, 2000 quarter was 35.0% as compared to 35.85% for the same 1999 quarter. The impact of state taxation has been reduced as a result of investment activity in the Bank's and Company's security Corporations.

Comparison of Operating Results for Six Months Ended June 30, 2000 and June 30, 1999

Net income was $2.9 million for the six months ended June 30, 2000 compared to net income of $2.7 million for the first half of 1999. The 2000 results include an increase of $2.1 million in net interest income, offset by a decrease of $213,000 in non-interest income an increase of $144,000 in provision expense and a $1.4 million increase in non-interest expense.

Interest Income

Interest income was $28.8 million, representing a $4.0 million increase, or 16.0%, over the 1999 results. Growth in the average balance of interest-earning assets totaling $100.7 million, or 14.9%, is the primary reason for the higher level of interest income. The yield on earning assets also rose by 4 basis points, reflecting the higher rate environment prevailing in the first half of 2000. The principal area of growth was the loan portfolio, with an average balance of $600.2 million in the first half of 2000, representing an increase of $87.2 million, or 17%, over the average balance of $513.1 million in the 1999 period. Residential mortgages made up $59.6 million of this growth, a reflection of the strong regional economic conditions and the Company's strategy to originate and hold adjustable rate mortgages in the portfolio. Commercial real estate balances averaged $216.3 million in the first half of 2000, compared to $199.7 million in the 1999 period. The Company's strategy includes expansion of commercial real estate lending, without compromising its underwriting standards. The average balance of the home equity portfolio also grew by $12.0 million, to $65.7 million in the 2000 period. This is the result of the Company's marketing programs featuring the home equity product.

The investment portfolio averaged $176.1 million, $13.5 million higher than the 1999 period. Most of the portfolio growth occurred after the stock offering, which provided funding for the purchase of investment securities. The overall yield in the 2000 period was 6.49%, an increase of 47 basis points from the first half of 1999, reflecting the higher interest rate environment this year.

Interest Expense

Total interest expense for the six months ended June 30, 2000 was $14.5 million, an increase of $1.9 million, or 15.1%, over the same period in 1999, due primarily to higher average balances of interest bearing liabilities, which averaged $659.7 million this year, an increase of $70.8 million over last year's average balance of $588.9 million. Interest bearing deposits accounted for $59.6 million of this increase, the result of recent growth in money market and checking account balances, which is discussed above. Borrowings averaged $48.8 million, an increase of $11.2 million over the 1999 period. The $14.5 million Federal Home Loan Bank advance, used to finance the construction of the administrative center building, was outstanding for only one month of the 1999 period, but was fully outstanding in the 2000 period. During the first six months of 2000, $366,501 of interest paid on this loan was capitalized as part of the cost of the building.

The cost of average interest bearing liabilities rose 10 basis points to 4.43%. Deposit costs rose 18 basis points from 4.23% in the 1999 period to 4.41% in the second quarter of 2000. This results from the growth in higher rate money market account balances and the higher US Treasury bill yields during the second quarter of 2000, which is the index used for the Treasury Index money market account.

Net interest income

The principal reason for the $2.1 million increase was the stock offering proceeds, which were used to fund loan and investment portfolio growth. The net interest margin was 3.65%, up 4 basis points from 3.61% in the 1999 period. The interest rate spread was 2.91% in the 2000 period, compared with 2.97% last year.

Provision for Possible Loan Losses

The provision for loan losses of $416,000 in the first half of 2000 represents an increase of $144,000 over the 1999 period, and reflects the growth in the loan portfolio.

Non-Interest Income

Non-interest income totaled $1.1 million in the first half of 2000, down from $1.3 million a year earlier. The major factor was a decline in loan sale gains totaling $346,000 from the 1999 period. The low interest rate environment that prevailed during the first half of 1999 produced a high level of fixed rate loan activity. The Bank generally sells all fixed rate mortgages, servicing released, into the secondary market, and generates gains on these sales. As interest rates have risen, fixed rate mortgage production, and loan sales, have declined.

Non-Interest Expense

Non-interest expense increased $1.4 million, or 15.6%, to $10.4 million for the 2000 period. Salary and benefit costs rose $1.0 million, 21.5% above the first half of 1999, reflecting the additional staff for business banking and other new business initiatives, as well as annual wage adjustments.

The annualized expense ratio for the six month periods were 2.55% in 2000 and 2.58% in 1999.

Provision for Income Taxes

The Company's effective tax rate for the June 30, 2000 was 35.79% compared to 36.10% for the 1999 period. The impact of state taxation has been reduced as a result of investment activity in the Bank's and Company's security Corporations.



                                                         Port Financial Corp.
                                                         Average Balance Sheet
                                                             (Unaudited)

                                       For the Six Months Ending June 30,           For the Six Months Ending June 30,
                                                   2000                                         1999
                                                 --------                                     --------
                                                                      Average                                     Average
                                      Average                         Yield/        Average                        Yield/
                                      Balance        Interest          Cost         Balance        Interest        Cost
                         -----------------------------------------------------------------------------------------------------------
                                                                                          (Dollars in thousands)
Assets:
Interest earning assets:
  Short term investments(1)          $ 18,519         $   651          7.07%         $ 14,138       $   403        5.75%
  Certificates of Deposit               2,994             107          7.19%            5,802           203        7.06%
  Investment securities(2)            154,612           4,950          6.41%          142,651         4,281        6.13%
  Loans(3)                            600,243          23,047          7.59%          513,075        19,889        7.66%
                                    ---------         -------                        --------       -------
    Total interest earning assets     776,368          28,755          7.34%          675,666        24,776        7.30%
                                                      -------                                       -------
    Total non-interest
      earning assets                   42,612                                          24,486
                                    ---------                                        --------
    Total assets                    $ 818,980                                        $700,152
                                    =========                                        ========

Liabilities and Equity:
interest bearing liabilities:
    NOW accounts                    $  48,112         $   324          1.35%         $ 38,730       $   272        1.42%
    Savings accounts                   54,463             542          2.00%           53,716           554        2.08%
    Money market deposit accounts     186,164           4,388          4.74%          137,443         2,568        3.77%
    Certificate of deposit accounts   322,137           8,129          5.07%          321,403         8,160        5.12%
                                    ---------         -------                        --------       -------
      Total interest-bearing
       deposits                       610,876          13,383          4.41%          551,292        11,554        4.23%
    Borrowed funds                     48,794           1,156          4.69%           37,573         1,080        5.72%
                                    ---------         -------                        --------       -------
      Total interest-bearing
       liabilites                     659,670          14,539          4.43%          588,865        12,634        4.33%

     Noninterest-bearing depsoits      43,263                                          29,121
     Other noninterest-bearing
       liabilities                      6,988                                           6,042
                                    ---------                                        --------
        Total noninterest
         bearing liabilities           50,251                                          35,163

     Total liabilities                709,921                                         624,028
     Total retained earnings          109,059                                          76,124
                                    ---------                                        --------
     Total liabilities and
      retained earnings              $818,980                                        $700,152
                                    =========                                        ========
     Net interest income                                $14,216                                     $12,142
                                                         ======                                      =======
     Net Interest rate spread (4)                                      2.91%                                         2.97%
     Net interest margin (5)                                           3.65%                                         3.61%
     Ratio of average
      interest-earning assets to
      average interest-bearing
      liabilities                                                    118.77                                        115.30



(1) Short term investments includes federal sold.
(2) All investments securities are considered available for sale and carried at market value.
(3) Loans are net of deferred loan origination costs(fees), allowance for possible loan losses and unadvanced funds.
(4) Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest earning assets.


                                                Port Financial Corp.
                                                Rate/Volume Analysis
                                                  Six Months Ending
                                                    June 30, 2000
                                                 Increase/(Decrease)
                                             --------------------------------
                                                           Due to
                                               Volume       Rate       Net
                                             -----------  --------   --------
                                                         (In thousands)
Interest earning assets:
     Short term investments                    $    142    $ 106      $   248
     Certificates of Deposit                       (100)       4          (96)
     Investment securities                          466      203          669
     Loans                                        3,337     (179)       3,158
                                               --------    -----      -------
       Total interest-earning assets           $  3,845    $ 134      $ 3,979
                                               ========    =====      =======
Interest bearing liabilities:
     NOW accounts                                    65      (13)          52
     Savings accounts                                 7      (19)         (12)
     Money market deposit accounts                1,055      765        1,820
     Certificate of deposit accounts                  9      (40)         (31)
     Borrowed funds                                 191     (115)          76
                                               --------    -----      -------
       Total interest bearing liabilities      $  1,327    $ 578      $ 1,905
                                               ========    =====      =======
Change in net interest income                  $  2,518    $(444)     $ 2,074
                                               ========    =====      =======

                        Liquidity and Capital Resources

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the FHLB based on eligible collateral of loans and securities. The Bank's maximum borrowing capacity from the FHLB at June 30, 2000 was approximately $236.0 million, net of borrowings that were already outstanding. In addition, the Bank can enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow the Bank to borrow money using securities as collateral.

Liquidity management is both a daily and long term function of business management. The measure of a Company's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

At June 30, 2000, the Company exceeded each of the applicable regulatory capital requirements. The Company's leverage Tier 1 capital was $ 147.3 million, or 28.9% of risk-weighted assets, and 17.3% of average assets. The Company had a risk-based total capital of $ 156.1 million and a risk-based capital ratio of 30.7%.

See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating and financing activities for the six months ended June 30, 2000 and June 30, 1999.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In Management's opinion, there has been no material change in market risk since disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II --  OTHER INFORMATION
            -----------------

Item 1.     Legal Proceedings

            None

Item 2.     Defaults Upon Senior Securities

            None

Item 3.     Submission of Matters to a Vote of Security Holders

            None

Item 4.     Other Information

            None

Item 5.     Exhibits and Reports on Form 8-K

            (a) Exhibit 27.1 -- Financial Data Schedule (Filed in electronic format only)

            (b)   Reports on Form 8-K

                  None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Port Financial Corp.
                                     --------------------
                                     (Registrant)



                                     By:     /s/ James B. Keegan
                                             -----------------------------
                                             James B. Keegan
                                             Chairman and Chief Executive
                                             Officer



                                     By:     /s/ Charles Jeffrey
                                             -----------------------------
                                             Charles Jeffrey
                                             Senior Vice President and
                                             Chief Financial Officer


August 9, 2000