Form 10-Q
period 2000-09-30
PORT FINANCIAL CORP
filed 2000-11-14
CIK 1099517

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549
                           -----------------------

                                  FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                     OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to-------------

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

                                     N/A
             -----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed from last Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   [X]    No   [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                               Outstanding at
                Class         November 9, 2000
            ----------------------------------

            Common Stock,
             Par value $.01       7,442,818

                              TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION
                       ------------------------------

Item 1.    Financial Statements of Port Financial Corp.
           Consolidated Balance Sheets (Unaudited) - September 30, 2000 and December 31, 1999

           Consolidated Statements of Income (Unaudited) - Three and Nine months ended September 30, 2000 and September 30, 1999

           Consolidated Statements of Changes in Stockholders' Equity (Unaudited) Nine months ended September 30, 2000 and September 30, 1999

           Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2000 and September 30, 1999

           Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

                         PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Changes in Securities and Use of Proceeds

Item 3.    Defaults upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

Signatures

           Exhibit 27 - Financial Data Schedule

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                            Port Financial Corp.
                         Consolidated Balance Sheets
                                 (Unaudited)

                                                          September 30,    December 31,
                                                              2000             1999
                                                          -----------------------------
                                   ASSETS                        (In Thousands)

Cash and due from Banks                                      $ 11,724        $ 16,594
Federal funds sold                                              2,085               -
Other cash equivalents                                         26,059           2,835
                                                             ------------------------
    Total cash and cash equivalents                            39,868          19,429

Certificates of deposit                                           100           5,149
Investment securities held to maturity                         24,494               -
Investment securities available for sale at fair value        174,416         131,647
Loans held for sale                                             2,553               -
Loans, net                                                    664,163         577,029
Federal Home Loan Bank Stock, at cost                           4,951           4,452
Savings Bank Life Insurance Stock, at cost                      1,934           1,934
Banking premises and equipment, net                            23,588          11,782
Accrued interest receivable                                     6,569           4,054
Other assets                                                    6,609           7,265
                                                             ------------------------
    Total assets                                             $949,245        $762,741
                                                             ========================
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                     $762,382        $618,288
Federal Home Loan Bank advances                                26,005          55,891
Mortgagors' escrow payments                                     4,005           3,031
Accrued expenses and other liabilities                          7,647           6,401
                                                             ------------------------
    Total liabilities                                         800,039         683,611
                                                             ------------------------

Stockholders' Equity:
  Preferred stock ($ .01 par value;
   5,000,000 shares authorized; no shares
   Issued and outstanding)                                          -               -
  Common stock ( $ .01 par value;
   30,000,000 shares authorized;
   Shares issued and outstanding:
   7,442,818 at September 30, 2000)                                74               -
  Additional paid-in capital                                   71,766               -
  Unearned compensation - ESOP
   (585,501 shares held by the ESOP
   at September 30, 2000)                                      (7,396)              -
  Retained earnings                                            81,824          77,221
  Accumulated other comprehensive income                        2,938           1,909
                                                             ------------------------
    Total stockholders' equity                                149,206          79,130
                                                             ------------------------
    Total liabilities and stockholders' equity               $949,245        $762,741
                                                             ========================

See the accompanying notes to unaudited consolidated financial statements.


                            Port Financial Corp.
                    Consolidated Statements of Operations
               (Dollars in Thousands Except Per Share Amounts
                                  (Unaudited)

                                                    Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
                                                   -------------------------------------------
                                                      2000         1999     2000       1999
                                                   -------------------------------------------

Interest and dividend income:
  Interest on loans                                $   12,937    $ 9,997    $35,984    $29,887
  Interest and dividends on investment securities       3,002      2,041      7,952      6,322
  Interest on other cash equivalents                      315        191        966        593
  Interest on certificates of deposit                       2         92        109        295
                                                   -------------------------------------------
    Total interest and dividend income                 16,256     12,321     45,011     37,097
                                                   -------------------------------------------

Interest expense:
  Interest on deposits                                  8,254      5,807     21,636     17,361
  Interest on borrowed funds                              340        503      1,496      1,583
                                                   -------------------------------------------
    Total interest expense                              8,594      6,310     23,132     18,944
                                                   -------------------------------------------
Net interest income                                     7,662      6,011     21,879     18,153
Provision for possible loan losses                        250        290        666        562
                                                   -------------------------------------------
  Net interest income after provision for
   possible loan losses                                 7,412      5,721     21,213     17,591
                                                   -------------------------------------------

Noninterest income:
  Customer service fees                                   269        213        749        622
  Gain on sale of loans, net                               86        120        159        539
  Loan servicing fee income                               120         62        378        309
  Other income                                            261        402        567        674
                                                   -------------------------------------------
    Total noninterest income                              736        797      1,853      2,144
                                                   -------------------------------------------

Noninterest expense:
  Compensation and employee benefits (A)                3,106      2,961      8,809      7,654
  Occupancy and equipment expense                         864        782      2,558      2,438
  Data processing service fees                            332        365      1,107      1,072
  Marketing                                               233        338        755        783
  Other noninterest expense                             1,058        876      2,730      2,355
                                                   -------------------------------------------
    Total noninterest expenses                          5,593      5,322     15,959     14,302
                                                   -------------------------------------------
Income before provision for income taxes                2,555      1,196      7,107      5,433

Provision for income taxes                                875        297      2,504      1,826
                                                   -------------------------------------------
Net income                                         $    1,680    $   899    $ 4,603    $ 3,607
                                                   ===========================================

Earnings per share:
  Basic (C)                                        $     0.24         (B)        (B)        (B)
  Diluted                                          $     0.24         (B)        (B)        (B)

Weighted average shares outstanding:
  Basic                                             6,920,296         (B)        (B)        (B)
  Diluted                                           6,920,296         (B)        (B)        (B)

See the accompanying notes to unaudited consolidated financial statements.

(A) At September 30, 2000, Port Financial Corp.'s Employee Stock Ownership Plan (the "ESOP") held unallocated shares with an aggregate cost of $7,395,859 and a market value of $10,392,643. For the nine month and three month periods ended September 30, 2000, $137,230 and $77,841 was charged to compensation and employee benefit expense respectively, based on a commitment to release 9,924 shares to employees.

Earnings Per Share

(B) Earnings per share is not presented for the nine month period ended September 30, 2000 and for the 1999 periods because the earnings per share calculation for the period prior to April 11, 2000 (the date of conversion to a stock company) is not meaningful. Prior to April 11, 2000, the Company was a mutual holding company and no stock was outstanding.

(C) Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods presented. ESOP shares committed to be released are considered outstanding while unallocated ESOP shares are not considered outstanding.


                            Port Financial Corp.
         Consolidated Statements of Changes in Stockholders' Equity
             For The Periods Ending September 30, 2000 and 1999
                                 (Unaudited)
                               (In Thousands)

                                                       Additional                    Other            ESOP
                                             Common      Paid-In     Retained    Comprehensive      Unearned
                                              Stock      Capital     Earnings       Income        Compensation      Total
                                             ----------------------------------------------------------------------------

Balance at December 31, 1998                   $ -       $     -      $72,447        $3,641         $     -       $ 76,088

  Net income                                     -             -        3,607             -               -          3,607
  Change in unrealized gain on securities
   available for sale, net of taxes              -             -           -         (1,117)              -         (1,117)
                                               ---------------------------------------------------------------------------
Balance at September 30, 1999                  $ -       $     -      $76,054        $2,524         $     -       $ 78,578
                                               ===========================================================================
Balance at December 31, 1999                   $ -       $     -      $77,221        $1,909         $     -       $ 79,130

Net income                                       -             -        4,603             -               -          4,603
Issuance of stock less  offering costs          74        71,746            -             -               -         71,820
 Change in unrealized gain on securities
   available for sale, net of taxes              -             -            -         1,029               -          1,029
   ESOP  unearned compensation:
   acquisition of shares                                                             (7,514)         (7,514)
   release of shares                             -            20            -             -             118            138
                                               ---------------------------------------------------------------------------
Balance at September 30, 2000                  $74       $71,766      $81,824        $2,938         $(7,396)      $149,206
                                               ===========================================================================


                            Port Financial Corp.
                    Consolidated Statements of Cash Flows
                               (In Thousands)
                                 (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                 -------------------
                                                                                 2000           1999
                                                                                 ----           ----

Cash flows from operating activities:
  Net income                                                                   $   4,603      $  3,607
  Adjustments to reconcile net income to net cash provided
   by operating activities-
    Provision for possible loan losses                                               666           562
    Depreciation and amortization                                                    960           947
    Amortization of premiums on investment securities, net                           131           115
    Gain on loan sales, net                                                         (159)         (539)
    (Increase) decrease in cash surrender value of life insurance policies            39           (63)
    Proceeds from sale of loans                                                   14,031        40,467
    Loans originated for sale                                                    (16,425)      (36,472)
    Decrease in other assets                                                         617           196
    (Increase) in accrued interest receivable                                     (2,515)         (679)
    (Decrease) in deferred loan fees                                                (318)          (86)
    Increase (decrease) in accrued expenses and other liabilities                  1,246        (1,365)
                                                                               -----------------------
      Net cash provided by operating activities                                    2,876         6,690
                                                                               -----------------------

Cash flows from investing activities
  Proceeds from sales, maturities and principal repayments of
   Securities available-for-sale                                                  13,383        37,418
  Purchases of securities available-for-sale                                     (54,680)      (28,402)
  Proceeds from sales, maturities and principal repayments of
   held to maturity securities                                                       479             -
  Purchases of held to maturity securities                                       (24,969)            -
  Proceeds from maturities of certificates of deposit                              5,228         1,106
  Purchase of certificates of deposit                                               (179)         (268)
  Purchase of FHLB stock                                                            (499)         (573)
  Purchase of premises and equipment                                             (12,766)       (3,410)
  Loan originations, net                                                         (88,016)      (44,875)
  Recoveries of loans previously charged-off                                          94           113
                                                                               -----------------------
      Net cash used in investing activities                                     (161,925)      (38,891)
                                                                               -----------------------

Cash flows from financing activities:
  Increase (decrease) in certificates of deposits                                 (1,094)       14,775
  Increase in demand deposits, NOW accounts and saving accounts                  145,188        12,671
  Increase in mortgagor's escrow payments                                            974           616
  Additions to borrowings                                                              -        14,365
  Repayment of borrowings                                                        (29,886)            -
  Gross proceeds on stock offering                                                74,428             -
  Stock offering costs                                                            (2,608)            -
  ESOP                                                                            (7,514)            -
                                                                               -----------------------

      Net cash provided by financing activities                                  179,488        42,427
                                                                               -----------------------

Net increase in cash and cash equivalents                                         20,439        10,226

Cash and cash equivalents, beginning of year                                      19,429        10,047
                                                                               -----------------------

Cash and cash equivalents, end of period                                       $  39,868      $ 20,273
                                                                               =======================
Supplemental disclosures of cash flows information:
  Cash paid for interest                                                       $  23,067      $ 18,873
                                                                               =======================
   Cash paid for income taxes                                                  $   2,455      $  2,117
                                                                               =======================

See the accompanying notes to unaudited consolidated financial statements.

                            Port Financial Corp.
            Notes to Unaudited Consolidated Financial Statements

1) Basis of Presentation
The unaudited consolidated financial statements of Port Financial Corp. ("Port" or the "Company") include the accounts of the Company and its two wholly owned subsidiaries, Cambridgeport Bank (the "Bank") and Brighton Investment Corporation. Brighton Investment Corporation engages in the investment of securities. Cambridgeport Bank is a Massachusetts-chartered savings bank with its headquarters located in Cambridge, Massachusetts.
The Bank has two wholly owned subsidiaries, Temple Investment Corporation and River Investment Corporation. Temple Investment Corporation and River Investment Corporation both invest in securities. In addition, Cambridgeport Bank is the sole member of Temple Realty LLC, which was formed to own the land and the building of the Company's new administrative center.

The unaudited consolidated financial statements of Port presented herein, should be read in conjunction with the consolidated financial statements of Cambridgeport Mutual Holding Company as of and for the year ended December 31, 1999, and the notes thereto. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

The Company believes that the disclosures are adequate to make the information presented not misleading. However, results for the periods presented are not necessarily indicative of the results to be expected for the entire 2000 fiscal year.

2) Arlington Branch
During the second quarter ended June 30, 2000, the Bank received regulatory approval to open a branch office in Arlington, Massachusetts a town adjacent to Cambridge. The Bank entered into a lease of a branch bank building formerly occupied by a major Boston-based bank, and commenced operations on August 9, 2000.

3) Defined Benefit Plan Termination
On September 19, 2000, the Board of Directors of the Bank voted to amend its employee benefit programs to provide for the cessation of pension benefit accruals effective January 1, 2001 in conjunction with its termination of the Defined Benefit Pension Plan ("Plan") effective January 1, 2001. Final Plan termination is subject to a valuation of the plan including a determination of the benefit obligations as of January 1, 2001 and IRS and PBGC approvals. It is currently anticipated that the Bank will record an after-tax net gain upon settlement and distribution of the Plan assets during the first half of 2001. On an on-going basis, a portion of the cost of providing the Plan will be reallocated to enhance 401(k) benefits for employees.

SUBSEQUENT EVENTS

1) Quincy Branch
On October 4, 2000, the Bank entered into a Purchase and Assumption Agreement with South Shore Savings Bank (the "Agreement"). Under the terms of the Agreement, the Bank will sell to South Shore the deposits that are related to its branch located in a Roche Bros. Supermarket in Quincy, Massachusetts. The Bank has filed an application with the Commissioner of Banks to close its Quincy Branch, effective April 9, 2001. The Bank has also notified the FDIC of its intention to the close this branch. The Bank expects to complete the sale of deposits to South Shore during the first quarter of 2001.

2) Stock Repurchase Programs
On October 18, 2000, the Board of Directors authorized the Company, subject to the approval of the Commissioner of Banks, to repurchase up to 297,712 shares in the open market in order to meet the anticipated needs of stock awards issued in connection with the Port Financial Corp. 2000 Recognition and Retention Plan. On October 18, 2000, the Board of Directors, subject to the approval of the Commissioner of Banks, authorized the Company to repurchase up to an additional 372,140 shares on the open market. The Board of Directors delegated to the discretion of senior management the authority to determine the timing of the repurchase programs' commencement. As of November 6, 2000, the Company is awaiting approval of these programs from the Commissioner of Banks.

3) Loans
The loan portfolio consisted of the following (in thousands):

                                           September 30,    December 31,
                                               2000             1999
                                           -------------    ------------
                                            (Unaudited)

Real estate loans-
  Residential                                 $353,441        $297,709
  Commercial                                   223,448         212,833
  Home equity lines of credit                   75,593          62,458
  Construction                                  12,333           3,716
                                              ------------------------
      Total real estate loans                  664,815         576,716
Commercial                                       1,693           1,348
Consumer                                         5,466           6,046
                                              ------------------------
      Total loans                              671,974         584,110
Less-Allowance for possible loan losses          7,811           7,081
                                              ------------------------
      Total loans, net                        $664,163        $577,029
                                              ========================

4) Deposits
A summary of deposit balances, by type, is as follows (in thousands):

                                           September 30,    December 31,
                                               2000             1999
                                           -------------    ------------
                                            (Unaudited)

Demand deposit accounts                       $ 44,743        $ 29,777
NOW accounts                                    65,520          44,429
Regular savings accounts                        52,633          53,346
Money market accounts                          272,148         162,304
                                              ------------------------
      Total noncertificate accounts            435,044         289,856
                                              ------------------------
  Term certificates-
  Term certificates less than $100,000         266,921         267,327
  Term certificates of $100,000 and over        60,417          61,105
                                              ------------------------
      Total term certificate accounts          327,338         328,432
                                              ------------------------

      Total deposits                          $762,382        $618,288
                                              ========================

5) Business Segments:
Reportable segments and reconciliation to consolidated financial information is as follows:

                                      Community                       Consolidation
                                       Banking       Other     Adjustments    Consolidated
                                       -------       -----     -----------    ------------
                                                          (Unaudited)
                                                         (In Thousands)

September 30, 2000:
-------------------

Investment securities available
 for sale and held to maturity         $162,225    $ 47,078     $ (10,393)      $198,910
Loans, net                              666,716       7.514        (7,514)       666,716
Total assets                            900,191     160,312      (111,258)       949,245
Total deposits (1)                      766,387           -             -        766,387
Total liabilities                       807,672       1,960        (9,593)       800,039

Total interest and dividend income       42,930       2,329          (248)        45,011
Total interest expense                   23,380           -          (248)        23,132
Net interest income                      19,550       2,329             -         21,879
Provision for possible loan losses          666           -             -            666
Total noninterest income                  1,853           -             -          1,853
Total noninterest expense                15,560         399             -         15,959
Net income                                3,316       1,287             -          4,603

September 30, 1999:
-------------------

Investment securities available
 for sale and held to maturity         $121,549    $ 24,041     $       -       $145,590
Loans, net                              537,761           -             -        537,761
Total assets                            693,695      80,305       (52,187)       721,813
Total deposits (1)                      596,137           -             -        596,137
Total liabilities                       643,196       1,727        (1,688)       643,235

Total interest and dividend income       35,931       1,166             -         37,097
Total interest expense                   18,944           -             -         18,944
Net interest income                      16,987       1,166             -         18,153
Provision for possible loan losses          562           -             -            562
Total noninterest income                  2,144           -             -          2,144
Total noninterest expense                14,268          34             -         14,302
Net income                                2,843         764             -          3,607

(1)   Includes mortgagors' escrow payments


Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Forward Looking Statements
This Quarterly Report on Form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Port Financial Corp.'s (the "Company) actual results could differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, changes in national or regional economic conditions; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in interest rates; changes in the size and the nature of the Company's competition; and changes in the assumptions used in making such forward-looking statements.

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

The Company's principal business is its investment in the Bank, which is a Massachusetts-chartered stock savings bank, chartered in 1853. The Bank is a community-oriented Bank providing retail and business customers with value-driven products and services to meet customer needs. It provides a wide variety of deposit products, residential mortgage loans, commercial real estate loans, commercial loans and consumer loans to its customers in the cities and towns around Cambridge, Massachusetts. Over the past five years, the Bank has more than doubled its branch network from four full service offices to eleven full service offices and one TeleBanking Center. The Bank has strategically located its branch offices in cities and towns with a strong base for real estate lending and deposit growth and where community bank competition has been reduced by a consolidating banking industry. The Bank's branch expansion has increased its customer base and allowed the Bank to increase its profitability by shifting its mix of assets more towards higher yielding loans relative to investment securities.

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

Comparison of Financial Condition at September 30, 2000 and December 31,
1999

Total assets increased by $186.5 million from $762.7 million at December 31, 1999 to $949.2 million at September 30, 2000. This included $87.1 million of net loan growth, $67.3 million of investment securities, and $20.4 million of cash and cash equivalents. The growth in assets was funded by an increase in deposits and proceeds from the stock offering, both of which are discussed below.

The loan growth occurred in all segments of the real estate portfolio: residential mortgages, home equity loans, commercial real estate loans and
construction loans.   Residential mortgages rose $55.7 million, reflecting
the favorable economic conditions during the period as well as a trend in the market towards more adjustable rate mortgages, which the Bank retains in its portfolio. Outstanding balances of home equity credit lines increased $13.1 million during the nine-month period ended September 30, 2000. The Bank continues to promote its Home Equity Credit Line product through advertising, direct mail and in-branch promotions. Loans secured by commercial real estate rose $10.6 million, and commercial construction loans rose $8.6 million during the period. The local market continues to experience strong demand for commercial space, which has resulted in financing opportunities for the Bank.

Total non-performing assets were $93,000 and $128,000 at September 30, 2000 and December 31, 1999, respectively. The allowance for loan losses was $7.8 million at September 30, 2000, or 1.17% of total loans. At December 31, 1999, the allowance for loan losses was $7.1 million, representing 1.21% of total loans.

The increase in cash, cash equivalents and investments securities of $87.7 million results from the deployment of the capital raised in the stock offering.

The growth in premises and equipment of $11.8 million reflects the Company's investment in its new administrative center building. Building construction was completed during the third quarter.

Deposits at September 30, 2000 totaled $762.4 million, an increase of $144.1 million, or 23.3%, compared with $618.3 million at December 31, 1999. The increase in deposits during the first nine months of 2000 resulted primarily from the implementation of the Company's strategy to build deposits by attracting core deposits from new customers in its market area. During this period there was an unusually high level of demand for community banking services by customers affected by the mergers among several large banks. As part of its strategy, the Company actively marketed its Treasury Index and REAL Savings money market accounts to these disenfranchised customers. As a result of these marketing promotions, money market account balances have increased $109.8 million, or 67.7%, since December 31, 1999, while checking deposits have risen $36.1 million, or 48.6% during the same period.

Time deposit balances ended the period at $327.3 million, down $1.1 million from December 31, 1999. This reduction reflects movement of customer funds from time deposits into other account types, as well as the intense competition for time deposits among area financial institutions.

At September 30, 2000, borrowings from the Federal Home Loan Bank declined by $29.9 million, to $26.0 million, as compared to $55.9 million at December 31, 1999. The Bank repaid maturing borrowings with the proceeds of the stock offering and growth in deposits.

The increase in stockholders' equity of $70.1 million to $149.2 million at September 30, 2000 from $79.2 million at December 31, 1999 resulted from the net proceeds of the stock offering, totaling $71.8 million, and net income of $4.6 million for the nine-month period. These increases were partially offset by $7.4 million of stock purchases for the Company's Employee Stock Ownership Plan ("ESOP").

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999

Net income was $1.7 million for the quarter ended September 30, 2000 or $.24 per share, compared to $899,000 for the comparable prior year period. The 2000 results include increases of $1.7 million in net interest income and $271,000 in non-interest expense, and a decrease of $61,000 in non-interest income.

Interest Income
Interest income increased $3.9 million, or 31.9%, to $16.3 million. This increase resulted primarily from growth in the average balance of interest-earning assets of $172.0 million, or 25.4%. Also, the yield on average interest-earning assets rose by 37 basis points in the 2000 period. The higher yield reflects a general rise in interest rates that occurred in the latter half of 1999 and the first six months of 2000. The principal area of growth in average asset balances was the loan portfolio, where average balances were $648.6 million in the 2000 period, an increase of $122.7 million from the same period in 1999. The average yield on loans during the quarter ended September 30, 2000 was 7.88%, compared with 7.51% in the 1999 period.

The average balance of investments was $201.8 million in the quarter ended September 30, 2000 compared with $152.4 million in the same 1999 period. This reflects the deployment of net proceeds from the stock offering and the growth in deposits during the third quarter of 2000. The overall yield in the 2000 quarter was 6.59%, up 58 basis points from the comparable 1999 quarter, reflecting the higher interest rate environment this year.

Interest expense
Total interest expense for the three months ended September 30, 2000 was $8.6 million, an increase of $2.3 million, or 36.2% over the same period in 1999. This increase was due to higher average balances of interest bearing deposits, which averaged $676.9 million in the quarter ended September 30, 2000 an increase of $117.3 million, or 21.0%, over last year's third quarter average balance of $559.6. The bulk of this deposit increase was in money market accounts, where average balances were $103.5 million higher this period than in the third quarter of 1999.

The cost of interest bearing deposits rose 73 basis points to 4.85%, which reflects increases in the cost of money market accounts and certificates of deposit. Money market account costs rose to 5.44% in the recent quarter, from 3.89% in the 1999 period. The promotion of the high-rate REAL Savings money market account is the main reason behind the rise in money market account costs. Certificate costs rose to 5.54% from 4.91% in 1999, reflecting the higher rate environment in 2000.

As discussed above, the Bank borrowed $14.5 million from the Federal Home Loan Bank in June 1999, to fund construction and acquisition of its new administration center building. During the third quarter of 2000, $100,000 of interest paid on this loan was capitalized as part of the cost of the building.

Net interest income
Net interest income increased 27.5% or $1.7 million in the third quarter of 2000 as compared to the same period last year. The net interest margin was 3.55%, up 6 basis points from 3.49% in the third quarter of 1999. The interest rate spread was 2.72% in the quarter ended September 30, 2000, compared with 3.0% last year.

Provision for Possible Loan Losses
The Company recorded a provision for loan losses of $250,000 for the quarter ended September 30, 2000 and $290,000 in the same quarter of 1999. At September 30, 2000 the allowance for possible loan losses stood at $7.8 million, or 1.17% of total loans, compared with $7.3 million, or 1.34% of total loans, at September 30, 1999.

Non-Interest Income
Non-interest income totaled $736,000 in the third quarter of 2000 as compared to $797,000 in the third quarter of 1999, a decrease of $61,000 or 7.7%. Customer service fees of $269,000 were up $56,000, or 26.3%, over the 1999 quarter. This is largely the result of checking account fees.
The Bank has seen an increase in the number of new checking accounts, the result of the Company's strategy to attract new checking account customers who have been affected by the large bank merger activity in the region. Loan sale gains of $86,000 represents a decline of $34,000 from the 1999 period. Loan sale gains are generated from the sale of fixed rate residential mortgages. The low interest rate environment that prevailed in the third quarter of 1999 produced a high level of fixed rate mortgage applications, which in turn resulted in loan sale gains. As interest rates rose, the number of fixed rate mortgage applications declined in late 1999 and 2000, which has reduced the opportunity for loan sale gains.

Other non-interest income was $261,000 in quarter ended September 30, 2000, down $141,000 from the 1999 period, which included a $263,000 increase in cash surrender value of life insurance policies. The third quarter of 2000 included a $49,000 increase in the cash surrender value of those policies.

Non-Interest Expense
Non-interest expense increased $271,000, or 5.1%, to $5.6 million for the third quarter of 2000, compared to $5.3 million in the 1999 period. Compensation and benefits expenses were $3.1 million in the third quarter of 2000, an increase of $145,000, or 4.9%, over the same period last year. This reflects the costs of attracting and retaining employees in a competitive employment market, additional staff required to support the Bank's growth as well as expenses of the Company's new public company benefit plans. One-time charges in both periods include $278,000 associated with staff reorganization and elimination of several positions in the 2000 period, and compensation expense of $578,000 resulting from the curtailment of a pension plan in 1999.

Occupancy and equipment expense rose $82,000, or 10.5%, in the third quarter of 2000 from the prior year period. This increase is related to lease expense for the Bank's new branch in Arlington, Massachusetts, which opened in August, and investment in the new administrative building. Lease commencement for a major tenant in the new building occurred on October 1, 2000. Marketing expenses declined $105,000 from the third quarter of 1999, primarily as a result of timing of marketing campaigns. Other non-interest expense of $1.1 million in the 2000 quarter, an increase of $182,000 over the same period in 1999, reflects increased professional service expenses. The use of professional services was primarily attributable to costs associated with being a public company, including the October 18, 2000 special meeting of shareholders.

The annualized expense ratio, the ratio of non-interest expense to average assets, was 2.47% for the three months ended September 30, 2000, as compared to 2.99% for the 1999 period.

Provision for Income Taxes
The Company's effective tax rate for the September 30, 2000 quarter was 34.2% as compared to 24.8% for the same 1999 quarter. The lower effective tax rate for the three months ended September 1999 was due to the increase in nontaxable cash surrender value of life insurance policies.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2000 and 1999

Net income was $4.6 million for the nine month period ended September 30, 2000 compared to $3.6 million for the same period in 1999. The 2000 results include an increase of $3.7 million in net interest income, a decrease of $291,000 in non-interest income, and increases of $104,000 in provision expense and $1.7 million in non-interest expense.

Interest Income
Interest income was $45.0 million for the nine month period ended September 30, 2000, representing a $7.9 million increase, or 21.3%, over the 1999 results. Growth in the average balance of interest-earning assets totaling $124.7 million, or 18.4%, is the primary reason for the higher level of interest income. The yield on earning assets also rose by 23 basis points, reflecting the higher rate environment prevailing in the first nine months of 2000. The principal area of earning asset growth was the loan portfolio, with an average balance of $616.5 million in the first nine months of 2000, representing an increase of $99.1 million, or 19.1%, over the average loan balance of $517.4 million in the 1999 period. Residential mortgages and other consumer real estate loans made up most of this growth, which reflects strong regional economic conditions and the Company's strategy to originate and hold adjustable rate mortgages in the portfolio. Commercial real estate average balances also rose, as a result of the Company's strategy to expand commercial real estate lending.

Cash equivalents and investment securities averaged $184.7 million in the first nine months of 2000, $25.6 million higher than the 1999 period. Most of the portfolio growth occurred after the stock offering, which provided funding for the purchase of investment securities. The overall yield in the 2000 period was 6.51%, an increase of 47 basis points from the first nine months of 1999, reflecting the higher interest rate environment this year.

Interest Expense
Interest expense for the nine months ended September 30, 2000 was $23.1 million, an increase of $4.2 million, or 22.1%, over the same period in 1999. As explained above, deposits have grown significantly during the 2000 period with balances of interest bearing deposits averaging $633.0 million. This amount reflects an increase of $78.9 million, or 14.2%, over last year's average balance of $554.1 million. The average cost of
interest bearing deposits rose 38 basis points to 4.57%.   Most of this
increase is attributable to an increase of 121 basis points in the average cost of Money Market accounts. This category includes the promotional REAL Savings money market account, which has a yield of 6.25% guaranteed through March 31, 2001. REAL Savings money market account balances were $117.5 million at September 30, 2000.

Borrowings averaged $41.3 million for the first nine months of September 30, 2000, an increase of $4.4 million over the 1999 period. The $14.5 million Federal Home Loan Bank advance, used to finance the construction of the administrative center building, was outstanding for four out of the nine months of the 1999 period, but was fully outstanding in the 2000 period. During the first nine months of 2000, $467,000 of interest paid on this loan was capitalized as part of the cost of the building.

Net interest income
Net interest income of $21.9 million was $3.7 million higher than the in the same1999 period. The net interest margin was 3.62%, up 5 basis points from 3.57% in 1999, while the interest rate spread was 2.84% in the 2000 period, compared with 2.90% last year.

Provision for Possible Loan Losses
The provision for loan losses of $666,000 in the first nine months of 2000 represents an increase of $104,000 over the 1999 period, and reflects growth in the loan portfolio.

Non-Interest Income
Non-interest income totaled $1.9 million in the first nine months of 2000, down from $2.1 million a year earlier. The major factor in the decrease was a decline in loan sale gains totaling $380,000 from the 1999 period. The low interest rate environment that prevailed during the first nine months of 1999 produced a high level of fixed rate loan activity. The Bank generally sells all fixed rate mortgages, servicing released, into the secondary market, and generates gains on these sales. As interest rates have risen, fixed rate mortgage production, and loan sales, have declined. Customer service fees, primarily fees related to consumer transaction accounts, increased to $749,000 in the first nine months of 2000 from $622,000 in the same 1999 period. The volume of new checking accounts, as well as ATM and debit card activity, are the major reasons for the rise in customer service fees.

Non-Interest Expense
Non-interest expense increased $1.7 million, or 11.6%, to $16.0 million for the nine month period ended September 30, 2000. Compensation and employee benefit costs rose $1.2 million, 15.1% above the first nine months of 1999, reflecting the additional staff for new business initiatives, annual wage adjustments, and the cost of new stock-based benefit plans.

The annualized expense ratio for the nine-month periods were 2.52% in 2000 and 2.72% in 1999.

Provision for Income Taxes
The Company's effective tax rate for the September 30, 2000 period was 35.23% compared to 33.61% for the 1999 period. The effective tax rate for the nine months ended September 30, 1999 was due to an increase in nontaxable cash surrender value of life insurance policies.

                            Port Financial Corp.
                            Average Balance Sheet
           For the Nine Months Ending September 30, 2000 and 1999
                                 (Unaudited)

                                                             2000                              1999
                                                ------------------------------    -----------------------------
                                                                       Average                          Average
                                                Average                 Yield/    Average                Yield/
                                                Balance    Interest      Cost     Balance     Interest    Cost
                                                ---------------------------------------------------------------
                                                                     (Dollars in thousands)

Assets:
Interest earning assets:
  Short term investments(1)                    $ 18,894     $   966      6.83%    $ 13,411     $   593     5.91%
  Certificates of deposit                         2,022         109      7.20%       5,525         295     7.14%
  Investment securities(2)                      163,814       7,952      6.48%     140,208       6,322     6.04%
  Loans(3)                                      616,495      35,984      7.69%     517,428      29,887     7.52%
                                               --------------------               --------------------
      Total interest earning assets             801,225      45,011      7.42%     676,572      37,097     7.19%
                                                            -------                            -------
      Total noninterest earning assets           45,303                             25,629
                                               --------                           --------
      Total assets                             $846,528                           $702,201

Liabilities and Equity:
Interest bearing liabilities:
  NOW accounts                                 $ 51,385     $   503      1.31%    $ 39,618     $   417      1.41%
  Savings accounts                               54,277         809      1.99%      54,025         845      2.09%
  Money market deposit accounts                 205,921       7,736      5.02%     138,831       3,955      3.81%
  Certificate of deposit accounts               321,445      12,588      5.23%     321,610      12,144      5.05%
                                               --------------------               --------------------
      Total interest bearing deposits           633,028      21,636      4.57%     554,084      17,361      4.19%
  Borrowed funds                                 41,281       1,496      4.76%      36,883       1,583      5.66%
                                               --------------------               --------------------
      Total interest bearing liabilities        674,309      23,132      4.58%     590,967      18,944      4.29%

  Noninterest bearing deposits                   42,818                             29,097
  Other noninterest bearing liabilities           7,523                              5,883
                                               --------                           --------

      Total noninterest bearing liabilities      50,341                             34,980

  Total liabilities                             724,650                            625,947
  Total retained earnings                       121,878                             76,254
                                               --------                           --------
  Total liabilities and retained earnings      $846,528                           $702,201
                                               ========                           ========

  Net interest income                                       $21,879                            $18,153
                                                            =======                            =======
  Net Interest rate spread (4)                                           2.84%                              2.90%
  Net interest margin (5) 3.62%                                          3.62%                              3.57%
  Ratio of average interest-earning assets
   to average interest-bearing liabilities                             119.89                             115.18

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

                            Port Financial Corp.
                            Rate/Volume Analysis
                    Nine Months Ending September 30, 2000
                             Increase/(Decrease)

                                                    Due to
                                              -----------------
                                              Volume       Rate        Net
                                              ----------------------------
                                                      (In thousands)

Interest earning assets:
  Short term investments                      $  270      $  103      $  373
  Certificates of deposit                       (188)          2        (186)
  Investment securities                        1,171         459       1,630
  Loans                                        5,452         645       6,097
                                              ------------------------------
      Total interest earning assets            6,705       1,209       7,914
                                              ------------------------------

Interest bearing liabilities:
  NOW accounts                                   113         (27)         86
  Savings accounts                                 4         (40)        (36)
  Money market deposit accounts                2,282       1,499       3,781
  Certificate of deposit accounts                 (6)        450         444
  Borrowed funds                                 261        (348)        (87)
                                              ------------------------------
      Total interest bearing liabilities       2,654       1,534       4,188
                                              ------------------------------

Change in net interest income                 $4,051      $ (325)     $3,726
                                              ==============================

                       Liquidity and Capital Resources

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank's maximum borrowing capacity from the Federal Home Loan Bank at September 30, 2000 was approximately $303 million, net of borrowings that were already outstanding. In addition, the Bank can enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow the Bank to borrow money using securities as collateral.

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

At September 30, 2000, the Company exceeded each of the applicable regulatory capital requirements. The Company's leverage Tier 1 capital was $146.3 million, or 25.4% of risk-weighted assets, and 16.2% of average assets. The Company had a risk-based total capital of $155.9 million and a risk-based capital ratio of 27.1%.

See the "Consolidated Statements of Cash Flows" in the Unaudited
Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating and financing activities for the nine months ended September 30, 2000 and September 30, 1999.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

In Management's opinion, there has been no material change in market risk since disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II - OTHER INFORMATION
          -----------------

Item 1.    Legal Proceedings

           None

Item 2.    Defaults Upon Senior Securities

           None

Item 3.    Submission of Matters to a Vote of Security Holders

           None

Item 4.    Other Information

           None

Item 5.    Exhibits and Reports on Form 8-K

           (a)    Exhibit 10.1 - Form of Employment Agreement for Charles
                  Jeffrey
                  Exhibit 27.1 - Financial Data Schedule (Filed in electronic format only)

           (b)    Reports on Form 8-K

                  None


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its benine months by the undersigned thereunto duly authorized.


                                       Port Financial Corp.
                                       ----------------------------
                                       (Registrant)

                                       By: /s/ James B. Keegan
                                          -------------------------
                                          James B. Keegan
                                          Chairman and Chief Executive
                                          Officer


                                       By: /s/ Charles Jeffrey
                                          -------------------------
                                          Charles Jeffrey
                                          Senior Vice President and
                                          Chief Financial Officer

November 9, 2000