Form 10-K
period 2000-12-31
PORT FINANCIAL CORP
filed 2001-03-29
CIK 1099517

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000

                                     OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to _________

                      COMMISSION FILE NUMBER 000-29343

                            PORT FINANCIAL CORP.
           (Exact name of registrant as specified in its charter)

         Massachusetts                                   04-1145480
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

           1380 Soldiers Field Road, Brighton, Massachusetts 02135
              (Address of principal executive office-zip code)
                          Telephone (617) 661-4900

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
Yes     x        No          .
    ---------       ---------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K [ X ]

      As of December 31, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market, was 17.6875. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

      As of December 31, 2000, 7,442,818 shares of Registrant's common stock were outstanding.

                     Documents Incorporated by Reference

      Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended December 31, 2000.

      Part III of Form 10-K - Portions of the Proxy Statement for the Annual Meeting of Stockholders for the year ended December 31, 2000.

                            PORT FINANCIAL CORP.
                         ANNUAL REPORT ON FORM 10-K
                          FOR THE FISCAL YEAR ENDED
                              DECEMBER 31, 2000

                              TABLE OF CONTENTS

                                                                           Page
                                                                           ----

FORWARD LOOKING STATEMENTS                                                  (i)

PART I.                                                                       1

ITEM 1.   BUSINESS                                                            1
ITEM 2.   PROPERTIES                                                          8
ITEM 3.   LEGAL PROCEEDINGS                                                  10
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                10

PART II.                                                                     11

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS                                                            11
ITEM 6.   SELECTED FINANCIAL AND OTHER DATA                                  11
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                          11
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         11
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        12
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                           12

PART III.                                                                    12

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                12
ITEM 11.   EXECUTIVE COMPENSATION                                            12
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    12
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    12

PART IV.                                                                     13

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K   13

Forward Looking Statements

      Port Financial Corp. ("Port" or the "Company") and Cambridgeport Bank (the "Bank") may from time to time make written or oral "forward-looking statements."

      Forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company's control, and other factors discussed in this Form 10-K, as well as other factors identified in the Company's filings with the SEC and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

      * the strength of the United States economy in general and the strength of the local economies in which the Company and the Bank conduct operations;

      * the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

      *     inflation, interest rate, market and monetary fluctuations;

      * the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;

      * the willingness of users to substitute competitors' products and services for the Company's and the Bank's products and services;

      * the Company's and the Bank's success in gaining regulatory approval of their products and services, when required;

      * the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);

      *     the impact of technological changes;

      *     acquisitions;

      *     changes in consumer spending and saving habits; and

      * the Company's and the Bank's success at managing the risks involved in their business.

      This list of important factors is not exclusive. The Company or the Bank does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

        (i)

                                   PART I.

ITEM 1.  BUSINESS

General

      Port is a Massachusetts-chartered stock holding company, which owns all of the capital stock of Cambridgeport. As part of its conversion, the Company converted from a Massachusetts-chartered mutual holding company, Cambridgeport Mutual Holding Company, to a Massachusetts-chartered stock holding company and changed its name to Port Financial Corp. Port sold 7,442,818 shares of its common stock to the Company's eligible depositors, management and employees and to the Company's Employee Stock Ownership Plan ("ESOP"). Net proceeds of the stock offering were $71.8 million. The conversion and stock offering were completed on April 11, 2000.

      The Company's principal business is its investment in Cambridgeport. The Bank is a Massachusetts-chartered stock savings bank, chartered in 1853 and headquartered in Cambridge, Massachusetts, a suburb of Boston. Its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to applicable legal limits and by the Depositors Insurance Fund in excess of such amounts. The Bank is examined and regulated by the Division of Banks of the Commonwealth of Massachusetts and the FDIC.

      Cambridgeport is a community-oriented bank providing retail and business customers with value-driven products and services to meet customer needs. The Bank offers a wide variety of deposit products, residential mortgage loans, commercial real estate loans, commercial loans and consumer loans to its customers in the cities and towns around Cambridge, Massachusetts. Over the past five years, the Bank has more than doubled its branch network from four full service bank offices to eleven full service bank offices and one Telebanking Center. The branch offices are strategically located in cities and towns with a strong base for real estate lending and deposit growth and where community bank competition has been reduced by the consolidating banking industry. This branch expansion has increased the Bank's customer base and allowed it to increase profitability by shifting the mix of assets towards higher yielding loans relative to investment securities. As of December 31, 2000, approximately 69.3% of the Company's total assets were invested in loans. These loans are funded primarily by deposits with some reliance on Federal Home Loan Bank ("FHLB") borrowings. Total deposits amounted to $806.0 million at December 31, 2000 while FHLB borrowings totaled $35.8 million.

      Branch expansion and a larger customer base have also enabled the Company to diversify its loan portfolio without sacrificing asset quality or capital strength. As of December 31, 2000, $253.7 million of the loan portfolio consisted of commercial real estate and commercial construction loans and $82.9 million consisted of borrowings under home equity lines of credit. These categories grew by $36.4 million and $20.4 million respectively compared with December 31, 1999. Non-performing assets were
 .01% of total assets while the Tier 1 leverage capital ratio was 15.4% on that date.

Regulation

      The Bank is a Massachusetts-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Bank Insurance Fund (the "BIF") of the FDIC and by the Depositors Insurance Fund. The Bank is subject to extensive regulation, examination and supervision by the Commonwealth of Massachusetts Division of Banks (the "Division"), and by the FDIC. The Bank must file reports with the Division and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Division and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements.

      The Company, as a bank holding company controlling the Bank, is subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the rules and regulations of the Federal Reserve Board under the BHCA and to the provisions. The Company is also subject to the Massachusetts General Laws applicable to savings banks and other depository institutions and their holding companies (the "Massachusetts banking laws") and the regulations of the Division under the Massachusetts banking laws. The Company is required to file reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board and the Division. The Company is required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission under the federal securities laws. Any change in such laws and regulations, whether by the Division, the FDIC, or the Federal Reserve Board, or through legislation, could have a material adverse impact on the Company and the Bank, and their operations and stockholders.

Massachusetts Banking Regulation

      Massachusetts Community Reinvestment Act. Cambridgeport is subject to provisions of the Massachusetts banking laws that, like the provisions of the federal Community Reinvestment Act, impose continuing and affirmative obligations upon a banking institution organized in Massachusetts to serve the credit needs of its local communities. The obligations of the Massachusetts Community Reinvestment Act ("MCRA") are similar to those imposed by the federal Community Reinvestment Act with the exception of the assigned exam ratings. Massachusetts banking law provides for an additional exam rating of "high satisfactory" in addition to the federal Community Reinvestment Act ratings of "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Division has adopted regulations to implement the MCRA that are based on the federal Community Reinvestment Act, including periodic assessment of a bank's compliance with the MCRA. See "Federal Banking Regulation - Community Reinvestment Act." The MCRA also requires the Division to make its assessments available to the public.

      When reviewing a bank's application to engage in certain transactions, including mergers, asset purchases, new branch offices or new automated teller machines, the Division is required to consider a bank's MCRA rating. Such assessment may serve as a basis for the denial of any such application. Cambridgeport's latest MCRA rating, received by letter from the Division dated July 8, 1999, was "satisfactory."

      Loans-to-One-Borrower Limitations. With specified exceptions, the total obligations of a single borrower to a Massachusetts-chartered savings bank may not exceed 20% of the savings bank's retained earnings account. A savings bank may lend additional amounts up to 100% of the bank's retained earnings account if secured by collateral meeting the requirements of the Massachusetts banking laws. Cambridgeport currently complies with applicable loans-to-one-borrower limitations.

      Loans to a Bank's Insiders. The Massachusetts banking laws prohibit any officer, director or trustee from borrowing, otherwise becoming indebted, or becoming liable for a loan or other extension of credit by such bank to any other person, except under limited circumstances. Any such loans require approval of the majority of the members of the bank's executive committee, excluding any member involved in the loan or extension of credit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

      Dividends. Under the Massachusetts banking laws, a stock savings bank may, subject to several limitations, declare and pay a dividend on its capital stock out of the bank's net profits. A dividend may not be declared, credited or paid by a stock savings bank so long as there is any impairment of capital stock. No dividend may be declared on the bank's common stock for any period other than for which dividends are declared upon preferred stock, except as authorized by the Commissioner. The approval of the Commissioner is also required for a stock savings bank to declare a dividend, if the total of all dividends declared by the savings bank in any calendar year shall exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. In addition, federal law may also limit the amount of dividends that may be paid by Cambridgeport. See "- Federal Banking Regulation - Prompt Corrective Action" below.

      Examination and Enforcement. The Division is required to examine savings banks at least once every calendar year or at least once each 18 month period if the savings bank qualifies as well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Act. See "- Federal Banking Regulation - Prompt Corrective Action" below. The Division may also examine a savings bank whenever the Division deems an examination expedient. If the Division finds, after an inquiry, that any trustee, director or officer of a savings bank has, among other things, violated any law related to such bank or has conducted the business of such bank in an unsafe or unsound manner, the Division may take various actions that could result in the suspension or removal of such person as an officer, director or trustee. If the Division determines that, among other things, a savings bank has violated its charter or any Massachusetts law or is conducting its business in an unsafe or unsound manner or is in an unsafe or unsound condition to transact its banking business, the Division may take possession of the property and business of the savings bank and may, if the facts warrant, initiate the liquidation of the bank.
Federal Banking Regulation

      Capital Requirements. FDIC regulations require BIF-insured banks, such as the Bank, to maintain minimum levels of capital. The FDIC regulations define two tiers, or classes, of capital.

      Tier 1 capital is comprised of the sum of: common stockholders' equity (excluding the unrealized appreciation or depreciation, net of tax, from available-for-sale securities); non-cumulative perpetual preferred stock (including any related surplus); and minority interests in consolidated subsidiaries; minus all intangible assets (other than qualifying servicing rights), and any net unrealized loss on marketable equity securities.

      The components of Tier 2 capital currently include cumulative perpetual preferred stock, certain perpetual preferred stock for which the dividend rate may be reset periodically, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan losses. The portion of the allowance for possible loan losses that may be included in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital.

      The FDIC regulations establish minimum leverage capital requirements for banks. For banks with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, the FDIC may require a minimum leverage capital ratio of not less than a ratio of 3.0% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher ratio is warranted by the particular circumstances or risk profile of the depository institution.

      The FDIC regulations also require that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

      The Bank exceeded its minimum capital adequacy requirements as of December 31, 2000.

      Activity Restrictions on State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act (the "FDIA"), which was amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for federally-chartered national banks and their subsidiaries. Section 24 provides an exception for investments by a bank in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if: (a) the bank held such types of investments during the period from September 30, 1990 through November 26, 1991; (b) the state in which the bank is chartered permitted such investments as of September 30, 1991; and (c) the bank obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to the amount of its Tier 1 capital. The Bank has received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of: 100% of the Bank's Tier 1 capital; or the maximum permissible amount specified by the Massachusetts banking laws. Section 24 also limits the activities of majority-owned subsidiaries of a bank.

      Before initiating any new investment or activity that is not permissible for a national bank or otherwise permissible under Section 24 of the FDIC regulations, an insured bank must seek approval from the FDIC. As conditions for FDIC approval, the bank must meet the FDIC's minimum capital requirements and the FDIC must determine that the activity does not present a significant risk to the FDIC insurance funds.

      Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including Cambridgeport. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

      The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events.

      Deposit Insurance. Pursuant to the FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Cambridgeport.

      The Deposit Insurance Funds Act of 1996 establishes the assessment base for payments on bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Beginning January 1, 1997, the assessment base is defined as deposits of institutions such as Cambridgeport that are insured by the Bank Insurance Fund. The rate of assessment for Bank Insurance Fund-assessable deposits is one-fifth of the rate applied to deposits that are insured by the Savings Association Insurance Fund.

      Under the Federal Deposit Insurance Act, the FDIC may terminate the insurance of an institution's deposits if the FDIC finds that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of Cambridgeport does not know of any practice, condition or violation that might lead to termination of deposit insurance.

      Transactions with Affiliates of Cambridgeport. Transactions between an insured bank, such as Cambridgeport, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Sections 23A and 23B limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and retained earnings, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.

      Community Reinvestment Act. Under the federal Community Reinvestment Act ("CRA"), any insured depository institution, including Cambridgeport, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community. The CRA also requires the FDIC to take such record into account when it evaluates applications by the institution, including applications for additional branches and acquisitions.

      Among other things, the current CRA regulations replace the prior process-based assessment factors with a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests: (1) a lending test, to evaluate the institution's record of making loans in its service areas; (2) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and
(3) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

      The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. Cambridgeport received an "outstanding" rating in its CRA examination conducted by the FDIC on, June 5, 2000.

      Safety and Soundness Standards. Pursuant to the requirements of the FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted established general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. The FDIC requires an institution to maintain systems and practices to identify and manage the risks and exposures in accordance with the standards. The standards categorize excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

      In addition, FDIC regulations require a bank that it is not satisfying such safety and soundness standards to submit a compliance plan to the FDIC. If, after being notified by the FDIC of such non-compliance, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions. These actions may include those specified for a significantly undercapitalized institution under the "prompt corrective action" provisions of the FDICIA. If a bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

      Prompt Corrective Action. The FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized."

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

      Loans to a Bank's Insiders. A bank's loans to its executive officers, directors, any owner of 10% or more of its stock (each, an "insider") and any entities affiliated with an insider are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O. Under these restrictions, the aggregate amount of the loans to any insider and any entities affiliated with such insider may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Cambridgeport's loans. See "Massachusetts Banking Regulation
- Loans-to-One Borrower Limitations." All loans by a bank to all insiders and their affiliates in the aggregate may not exceed the bank's unimpaired capital and unimpaired retained earnings. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

Holding Company Regulation

      Port is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted minimum capital adequacy requirements for bank holding companies, measured on a consolidated basis, that are substantially similar to those of the FDIC for Cambridgeport. As of December 31, 2000, Port's total capital and Tier 1 capital ratios exceeded these minimum capital requirements.

      The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In addition, a bank holding company whose controlled depository institutions are all "well capitalized" and "well managed," as defined in FRB Regulation Y, and have all received satisfactory CRA ratings, can declare itself to be a "financial holding company". A financial holding company may engage in a broader spectrum of activities than those generally permitted to bank holding companies. These activities include insurance underwriting and brokerage (including annuities), and underwriting and dealing securities without a revenue limit and without limits on the amounts of equity securities it may hold in conducting its underwriting and dealing activities. If a financial holding company does not continue to meet the requirements for financial holding company status, depending on the requirements it fails to meet, it may not be permitted to undertake new activities or acquisitions that are financial in nature and it may lose the ability to conduct activities that are not generally permissible for bank holding companies. The Company has not elected to be regulated as a financial holding company, but may elect to do so in the future.

      Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions of the FDICIA, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. See "- Federal Banking Regulation - Prompt Corrective Action" above. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the holding company of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve Board.

      As a bank holding company, Port is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is required for Port to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

      Subject to certain limitations and restrictions, a bank holding company, with the prior approval of the Federal Reserve Board, may acquire an out-of-state bank. Banks in states that do not prohibit out-of-state mergers may merge with other banks only after receiving the approval of the appropriate federal bank regulatory agency. A national or state bank may establish a de novo branch out of state if such branching is expressly permitted by the other state.

Change in Control Regulations

      Federal Restrictions. Under the federal Change in Bank Control Act, any person (including a company or a group acting in concert) seeking to acquire 10% or more of the outstanding shares of Port's common stock is required to submit prior notice to the Federal Reserve Board, unless the Federal Reserve Board has found that the acquisition of such shares will not result in a change in control of Port. Under the Bank Holding Company Act, the Federal Reserve Board has 60 days within which to act on such a notice, taking into consideration such factors as the financial and managerial resources of the acquirer, the convenience and needs of the communities served by Port and Cambridgeport, and the anti-trust effects of the acquisition. Under the Bank Holding Company Act, any company would be required to obtain prior approval from the Federal Reserve Board before it may obtain "control" of Port. The term "control" is defined generally under the Bank Holding Company Act to mean the ownership or power to vote 25% or more of any class of voting securities of an institution, or the ability to control in any manner the election of a majority of the institution's directors.

      Massachusetts Restrictions. Under the Massachusetts banking laws, the prior approval of the Division is required before any person may acquire a Massachusetts bank holding company, such as Port Financial Corp. For this purpose, the term "person" is defined broadly to mean a natural person or a corporation, company, partnership, or any other form of organized entity. The term "acquire" is defined differently for an existing bank holding company and for other companies or persons. A bank holding company will be treated as "acquiring" a Massachusetts bank holding company if it acquires more than 5% of any class of the voting shares. Any other person will be treated as "acquiring" a Massachusetts bank holding company if it acquires ownership or control of more than 25% of any class of the voting shares.

Other State and Federal Regulation

      The common stock of Port is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

      The Company is subject to extensive federal consumer privacy legislation and regulations of functional financial regulators thereunder. The applicable legislative and regulatory requirements include, among other things, full disclosure of the Company's privacy policy to consumers and mandate offering the consumer the ability to "opt out" of having non-public customer information disclosed to unaffiliated third parties. In addition, the applicable federal statute and regulations permit the states to adopt more extensive privacy protections through legislation or regulation. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings.

      Numerous other federal and state laws also affect the Company's earnings and activities including federal and state consumer protection laws. Legislation may be enacted or regulation imposed in the U.S. or its political subdivisions to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance that any such legislation or regulation will not place additional limitations on the Company's operations or adversely affect its earnings.

Competition

      The Company faces intense competition both in making loans and attracting deposits. Eastern Massachusetts has a high concentration of financial institutions, many of which are branches of large money center and regional banks that have emerged from the consolidation of the banking industry in Massachusetts and surrounding states. Some of these competitors have greater resources and therefore may offer services that Port and the Bank do not provide.

      Competition for loans comes from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. The most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds, and from brokerage firms and insurance companies.

Personnel

      As of December 31, 2000, the Company had 181 full-time employees and 37 part-time employees. The employees are not represented by a collective bargaining unit. Management considers its employee relations to be good.

ITEM 2.  PROPERTIES

      Port conducts business from its administrative offices, its eleven full-service banking offices and its Telebanking Center. Port and certain administrative and operations departments of the Bank, including the Telebanking Center, are located in a recently constructed building owned by Temple Realty LLC, a subsidiary of the Bank. The building is located at 1380 Soldiers Field Road, Brighton, MA. The Company occupies approximately 42,000 square feet of the 74,000 square foot building. Tenants under long-term leases occupy the remainder of the building. The cost of the land and building was $17.4 million of which $14.5 million was borrowed from the Federal Home Loan Bank.

      The Bank's headquarters and its main branch are located at 689 Massachusetts Avenue in Cambridge, in a three-story building owned by the Bank. The building contains approximately 40,000 square feet. An unaffiliated company occupies the upper two floors under a long-term lease. As of December 31, 2000, the Company's properties and leasehold improvements had an aggregate net book value of $ 20.8 million.


                                                              Lease or License
           Location               Ownership    Year Opened     Expiration (1)
------------------------------------------------------------------------------

Corporate Headquarters              Owned         2000
1380 Soldiers Field Road
Brighton, MA 02135

Bank Headquarters/Main Office:
689 Massachusetts Avenue            Owned          N/A                 -
Cambridge, MA 02139

Branch Offices:
1751 Massachusetts Avenue           Leased        1978              2007
Lexington, MA 02420

522 Main Street                     Leased        1980              2009
Winchester, MA 01890

Harvard Square Office               Leased        1985              2016
1290 Massachusetts Avenue
Cambridge, MA 02139

177 Linden Street                   Leased        1994              2009
Wellesley, MA 02482

1243 Centre Street                  Leased        1995              2010
Newton, MA 02459

133 Chapel Street                   Leased        1995              2015
Needham, MA 02492

860 Massachusetts Avenue            Leased        2000              2015
Arlington, MA 02476

Supermarket Offices:
101 Falls Boulevard                 Licensed      1996              2001
Quincy, MA 02169 (2)

150 W. Central Street               Licensed      1997              2012
Natick, MA 01760

338 Washington Street               Licensed      1997              2012
Westwood, MA 02090

Other:
2150 Washington Street              Leased        1998              2003
Newton, MA 02462 (3)

--------------------
<F1>  Lease expiration dates assume all options to extend lease terms are exercised.
<F2>  The Quincy branch office is scheduled to close on April 7, 2001. Its deposits and certain loans were sold to South Shore Bank on February 26, 2001.
<F3>  This office is currently subleased to an unaffiliated company through the lease term. The Company does not intend to extend this lease after the expiration period.

ITEM 3.  LEGAL PROCEEDINGS

      Neither the Company nor the Bank is involved in any pending legal proceeding other than routine legal proceedings occurring in the ordinary course of business. The Company believes that these routine legal proceedings, in the aggregate, are immaterial to its financial condition and results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held a special meeting of shareholders on October 18, 2000 (the "Meeting"). All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

      1.    Approval of the Port Financial Corp. 2000 Stock Option Plan.

            The number of votes cast with respect to this matter was as follows:

            For          Against    Abstain
            ---          -------    -------
            5,775,778    251,384    63,781

            There were no broker held non-voted shares represented at the Meeting with respect to the matter.

      2.    Approval of the Port Financial Corp. 2000 Recognition and
            Retention Plan.

            The number of votes cast with respect to this matter was as follows:

            For          Against    Abstain
            ---          -------    -------
            5,424,359    602,499    64,085

            There were no broker held non-voted shares represented at the Meeting with respect to the matter.

      3. Authorization of the Board of Directors, in its discretion, to direct the vote of proxies upon such matters incident to the conduct of the special meeting as may properly come before the special meeting, and any adjournment or postponement thereof, including, without limitation, a motion to adjourn the special meeting.

            For          Against    Abstain
            ---          -------    -------
            5,760,146    264,312    66,485

            There were no broker held non-voted shares represented at the Meeting with respect to the matter.

                                  PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      The section entitled "Shareholder Information" of the attached Annual Report to Stockholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

      The section entitled "Selected Consolidated Financial and Other Data" of the attached Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the attached Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The section entitled "Quantitative and Qualitative Disclosures About Market Risk" of the attached Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of Port Financial Corp. and Subsidiaries as of December 31, 2000 and 1999 are included in pages F-1 through F-35 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information included on pages 7 through 22 of Port Financial Corp.'s Proxy Statement for the 2001 Annual Meeting of
Stockholders (the "Proxy Statement") is incorporated herein by reference:
"Election of Directors," "Information as to Nominees and Continuing Directors," "Nominees for Election as Director," "Executive Officers," and " - Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

      The following information included on pages 14 through 22 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers-Directors' Compensation," "-Executive Compensation," "-Employment Agreements," and "-Benefits."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information included on pages 4 through 7 of the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain Beneficial Owners and Management-Principal Stockholders of Port Financial Corp." and "-Security Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information included on page 22 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers-Transactions with Certain Related Persons."

                                  PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Listed below are all financial statements and exhibits filed as part of this report:

      (1) The consolidated balance sheets of Port Financial Corp. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 2000, together with the related notes and the independent auditors' report of Arthur Andersen LLP, independent public accountants.
      (2)   Schedules omitted as they are not applicable.
      (3)   Exhibits
2.1 Plan of Conversion and Stock Issuance Plan of Cambridgeport Mutual Holding Company (including the Amended and Restated Charter and
      Bylaws of Cambridgeport)*
3.1   Articles of Organization of Port Financial Corp.*
3.2   Bylaws of Port Financial Corp.*
4.1   Articles of Organization of Port Financial Corp. (See Exhibit 3.1)*
4.2   Bylaws of Port Financial Corp. (See Exhibit 3.2)*
4.3   Form of Stock Certificate of Port Financial Corp.*
10.1  Form of Employee Stock Ownership Plan of Port Financial Corp.*
10.2  Form of ESOP Restoration Plan of Port Financial Corp.*
10.3  Form of Employment Agreement, between James Keegan and Port
      Financial Corp.*
10.4 Form of Employment Agreement, between Jane Lundquist and Port Financial Corp.*
10.5 Form of Trust Agreement under the Cambridgeport Nonqualified Pension Plans and Supplemental Executive Retirement Plan*
10.6 Form of 1999 Nonqualified Pension Plan of Cambridgeport and Amendment thereto*
10.7  Form of Directors' Emeritus Consultation Plan of Port Financial Corp.*
10.8  Form of Officers' Deferred Compensation Plan of Cambridgeport*
10.9  Long-Term Incentive Plan of Port Financial Corp.*
10.10 Form of Change of Control Agreement, between Charles Jeffrey and Cambridgeport*
10.11 Form of Employment Agreement, between Charles Jeffrey and Port Financial Corp.*
13.1  Annual Report to Shareholders
21.1  Subsidiaries of the Registrant
23.1  Consent of Arthur Andersen LLP

[FN]
--------------------
* Incorporated herein by reference to Registration Statement No. 333-91549 on Form S-1 of Port Financial Corp. filed with the Securities and Exchange Commission on November 23, 1999, as amended.

(b) The Company has not filed any reports on Form 8-K for the quarter ended December 31, 2000.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on March 21, 2001.

                                       Port Financial Corp.


                                       /s/ James B. Keegan
                                       ------------------------------------
                                       By: James B. Keegan
                                       Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

           Name                           Title                       Date
           ----                           -----                       ----

/s/ James B. Keegan          Director, Chairman of the Board     March 21, 2001
----------------------       and Chief Executive Officer
James B. Keegan              (Principal Executive Officer)

/s/ Charles Jeffrey          Senior Vice President, Treasurer    March 21, 2001
----------------------       and Chief Financial Officer
Charles Jeffrey              (Principal Financial and
                             Accounting Officer)

/s/ Paul R. Corcoran, Jr.    Director                            March 21, 2001
-------------------------
Paul R. Corcoran, Jr.

/s/ Daniel C. Crane          Director                            March 21, 2001
-------------------------
Daniel C. Crane

/s/ Samuel C. Fleming        Director                            March 21, 2001
-------------------------
Samuel C. Fleming

/s/ William Goldberg         Director                            March 21, 2001
-------------------------
William Goldberg

/s/ Robert D. Happ           Director                            March 21, 2001
-------------------------
Robert D. Happ

/s/ Jane L. Lundquist        Director and President              March 21, 2001
-------------------------
Jane L. Lundquist

/s/ Joseph F. O'Connor       Director                            March 21, 2001
-------------------------
Joseph F. O'Connor

/s/ Thomas H. Niles          Director                            March 21, 2001
-------------------------
Thomas H. Niles

/s/ Rudolph R. Russo         Director                            March 21, 2001
-------------------------
Rudolph R. Russo

/s/ Sandra J. Sucher         Director                            March 21, 2001
-------------------------
Sandra J. Sucher

/s/ Lawrence Weber           Director                            March 21, 2001
-------------------------
Lawrence Weber