Form 10-Q
period 2001-03-31
PORT FINANCIAL CORP
filed 2001-05-14
CIK 1099517

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                            _____________________

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________

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

                                     N/A
            (Former name, former address and former fiscal year,
                        if changed from last Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                           Yes  [X]      No  [ ].

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                      Outstanding at
              Class                     May 9, 2000
              -----                   --------------

         Common Stock,
          Par value $.01                 7,725,553

                              TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements of Port Financial Corp.

          Consolidated Balance Sheets (Unaudited) -
          March 31, 2001 and December 31, 2000

          Consolidated Statements of Operations (Unaudited) -
          Three months ended March 31, 2001 and March 31, 2000

          Consolidated Statements of Changes in Stockholders'
          Equity (Unaudited) Three months ended March 31, 2001
          and March 31, 2000

          Consolidated Statements of Cash Flows (Unaudited) -
          Three months ended March 31, 2001 and March 31, 2000

          Notes to Unaudited Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Defaults upon Senior Securities

Item 3.   Submission of Matters to a Vote of Security Holders

Item 4.   Other Information

Item 5.   Reports on Form 8-K

Signatures

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Port Financial Corp.
                         Consolidated Balance Sheets
                                 (Unaudited)

                                                     March 31,    December 31,
                                                       2001          2000
                                                     ---------    -------------
                                                           (In Thousands)

ASSETS

Cash and due from banks                              $ 10,525      $   11,819
Federal funds sold                                     52,410          36,680
Other interest bearing cash equivalents                25,772          21,768
                                                     ------------------------
      Total cash and cash equivalents                  88,707          70,267

Certificates of deposit                                 2,133             104
Investment securities held to maturity, at
 amortized cost                                        17,173          22,332
Investment securities available for sale, at
 fair value                                           158,959         181,196
Loans held for sale                                     2,834             823
Loans, net                                            681,299         687,382
Federal Home Loan Bank Stock, at cost                   5,727           4,951
Savings Bank Life Insurance Stock, at cost              1,934           1,934
Banking premises and equipment, net                    23,543          23,649
Accrued interest receivable                             5,991           6,131
Other assets                                            5,382           5,900
                                                     ------------------------
      Total assets                                   $993,682      $1,004,669
                                                     ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                             $793,611      $  806,021
Federal Home Loan Bank advances                        38,716          35,801
Mortgagors' escrow payments                             4,281           3,801
Accrued expenses and other liabilities                  7,887           6,993
                                                     ------------------------
      Total liabilities                               844,495         852,616
                                                     ------------------------

Commitments and Contingencies (Note 2)

Stockholders' Equity:
  Preferred stock, $ .01 par value -
   Authorized - 5,000,000 shares
   Issued and outstanding - no shares                       -               -
  Common stock, $ .01 par value -
   Authorized - 30,000,000 shares
   Issued and outstanding -  7,725,553
   shares at March 31, 2001 and at
   December 31, 2000                                       77              77
  Additional paid-in capital                           76,310          76,281

                            Port Financial Corp.
                   Consolidated Balance Sheets-(Continued)
                                 (Unaudited)

                                                     March 31,    December 31,
                                                       2001          2000
                                                     ---------    -------------
                                                           (In Thousands)

  Treasury stock, at cost - 307,713 shares at
   March 31, 2001                                      (5,644)              -
  Unearned compensation - Recognition and
   retention plan                                      (4,083)         (4,304)
  Unearned compensation - ESOP                         (7,214)         (7,277)
  Retained earnings                                    84,278          82,750
  Accumulated other comprehensive income                5,463           4,526
                                                     ------------------------
      Total stockholders' equity                      149,187         152,053
                                                     ------------------------
      Total liabilities and stockholders' equity     $993,682      $1,004,669
                                                     ========================

See the accompanying notes to unaudited consolidated financial statements.

                            Port Financial Corp.
                    Consolidated Statements of Operations
               (Dollars in Thousands Except Per Share Amounts)
                                 (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                           -----------------------
                                                           2001               2000
                                                           ----               ----

Interest and dividend income:
  Interest on loans                                      $13,540            $11,140
  Interest and dividends on investment securities          3,103              2,264
  Interest on other cash equivalents                         841                206
  Interest on certificates of deposit                         31                 88
                                                         --------------------------
      Total interest and dividend income                  17,515             13,698
                                                         --------------------------

Interest expense:
  Interest on deposits                                     9,078              6,532
  Interest on borrowed funds                                 575                668
                                                         --------------------------
      Total interest expense                               9,653              7,200
                                                         --------------------------

Net interest income                                        7,862              6,498

Provision for possible loan losses                           200                166

Noninterest income:
  Customer service fees                                      292                226
  Gain on sale of loans, net                                 153                 22
  Loan servicing fee income                                  117                130
  Other income                                               839                  8
                                                         --------------------------
      Total noninterest income                             1,401                386
                                                         --------------------------

Noninterest expense:
  Compensation and employee benefits                       3,467              2,743
  Occupancy and equipment expense                            875                752
  Data processing service fees                               500                380
  Marketing and investor relations                           274                292
  Other noninterest expense                                1,042                762
                                                         --------------------------
      Total noninterest expenses                           6,158              4,929
                                                         --------------------------
Income before provision for income taxes                   2,905              1,789
Provision for income taxes                                 1,005                662
                                                         --------------------------
Net income                                               $ 1,900            $ 1,127
                                                         ==========================

Earnings per share:
  Basic                                                  $  0.29     Not meaningful
  Diluted                                                $  0.28     Not meaningful

Weighted average shares outstanding:
  Basic                                                6,659,922                  -
  Diluted                                              6,749,656                  -

See the accompanying notes to unaudited consolidated financial statements

                            Port Financial Corp.
          Consolidated Statement of Changes in Stockholders' Equity
                    For The Period Ending March 31, 2001
                               (In Thousands)
                                 (Unaudited)

                                                                 Accumulated
                                         Additional                 Other        Unearned
                                 Common   Paid-In     Retained  Comprehensive  Compensation   Treasury              Comprehensive
                                 Stock    Capital     Earnings      Income       ESOP/RRP      Stock       Total        Income
                                 ------  ----------   --------  -------------  ------------   --------     -----    --------------

Balance at December 31, 2000     $ 77     $76,281     $82,750       $4,526      $(11,581)     $     -     $152,053      $    -

  Net income                        -           -       1,900            -             -            -        1,900       1,900
  Change in unrealized gain
   on securities available
   for sale, net of taxes
   of $561                          -           -           -          937             -            -          937         937
  Purchase of treasury stock        -           -           -            -             -       (5,644)      (5,644)          -
  Amortization of unearned
   compensation                     -          29           -            -           284            -          313           -
  Cash dividend - $.05 per
  share                             -           -        (372)           -             -            -         (372)          -
                                 ----------------------------------------------------------------------------------------------
Balance at March 31, 2001        $ 77     $76,310     $84,278       $5,463      $(11,297)     $(5,644)    $149,187      $2,837
                                 =============================================================================================

                            Port Financial Corp.
                    Consolidated Statements of Cash Flows
                               (In Thousands)
                                 (Unaudited)

                                                                    Three Months Ended
                                                                        March 31,
                                                                  ----------------------
                                                                    2001          2000
                                                                    ----          ----

Cash flows from operating activities:
  Net income                                                      $  1,900      $  1,127
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for possible loan losses                                 200           166
    Depreciation and amortization                                      500           243
    Accretion of premiums on investment securities, net                (51)          (38)
    Gain on loan sales, net                                           (153)          (22)
    (Increase) decrease in cash surrender value of life
     insurance policies                                                (49)          135
    Proceeds from sale of loans                                     11,283         2,885
    Loans originated for sale                                      (13,141)       (3,093)
    Gain on sale of branch deposits                                   (529)            -
    Decrease (increase) in other assets                                567          (778)
    Decrease (increase) in accrued interest receivable                 140          (862)
    Decrease in deferred loan fees                                     (13)         (139)
    Decrease in accrued expenses and other liabilities                 894           602
                                                                  ----------------------

      Net cash provided by operating activities                      1,548           147
                                                                  ----------------------

Cash flows from investing activities:
  Proceeds from maturities and principal repayments of
   securities available for sale                                    31,779         4,462
  Purchases of securities available for sale                        (8,083)            -
  Proceeds from maturities and principal repayments of
   held to maturity securities                                       5,159           117
  Purchases of securities held to maturity                               -       (17,969)
  Proceeds from maturities of certificates of deposit                    -         2,876
  Purchase of certificates of deposit                               (2,029)          (79)
  Purchase of FHLB stock                                              (776)         (499)
  Purchase of premises and equipment                                  (394)       (7,586)
  Net decrease (increase) in loans                                   6,108       (20,635)
  Recoveries of loans previously charged-off                             3            17
                                                                  ----------------------

      Net cash used in investing activities                         31,767       (39,296)
                                                                  ----------------------

                            Port Financial Corp.
              Consolidated Statements of Cash Flows (Continued)
                               (In Thousands)
                                 (Unaudited)


                                                                    Three Months Ended
                                                                        March 31,
                                                                  ----------------------
                                                                    2001          2000
                                                                    ----          ----

Cash flows from financing activities:
  Decrease in term deposits                                         (1,422)       (5,107)
  Decrease in term deposits due to sale of branch deposits          (5,958)            -
  Increase in demand deposits, NOW accounts and
   Savings accounts                                                  5,133       111,299
  Decrease in demand deposits, NOW accounts and
   Savings accounts due to sale of branch deposits                 (10,163)            -
  Increase in mortgagors' escrow payments                              480           623
  Increase (decrease) to borrowings                                  2,915       (10,194)
  Cash dividends                                                      (372)            -
  Treasury stock purchase                                           (5,644)            -
                                                                  ----------------------

      Net cash provided by financing activities                    (15,031)       96,621
                                                                  ----------------------

Net increase in cash and cash equivalents                           18,284        57,551

Cash and cash equivalents, beginning of year                        70,267        19,429
                                                                  ----------------------

Cash and cash equivalents, end of period                          $ 88,551      $ 76,980
                                                                  ======================

Supplemental disclosures of cash flows information:
  Cash paid for interest                                          $  9,617      $  7,227
                                                                  ======================
  Cash paid for income taxes                                      $     47      $    277
                                                                  ======================

See the accompanying notes to unaudited consolidated financial statements.

                            Port Financial Corp.
            Notes to Unaudited Consolidated Financial Statements

1)    Basis of Presentation
The unaudited consolidated financial statements of Port Financial Corp. ("Port" or the "Company") include the accounts of the Company and its two wholly owned subsidiaries, Cambridgeport Bank (the "Bank") and Brighton Investment Corporation. Brighton Investment Corporation engages in the investment of securities. Cambridgeport Bank is a Massachusetts-chartered savings bank with its headquarters located in Cambridge, Massachusetts.
The Bank has three wholly owned subsidiaries, Temple Investment Corporation, River Investment Corporation and Cambridgeport Insurance Services, Inc. Temple Investment Corporation and River Investment Corporation both invest in securities. Cambridgeport Insurance Services, Inc. was established in April 2000 and intends to provide insurance. In addition, Cambridgeport Bank is the sole member of Temple Realty LLC, which owns the Company's administrative center.

The unaudited consolidated financial statements of Port presented herein, should be read in conjunction with the audited consolidated financial statements of Port Financial Corp. as of and for the year ended December 31, 2000, and the notes thereto. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

The Company believes that the disclosures are adequate to make the information presented not misleading. However, results for the periods presented are not necessarily indicative of the results to be expected for the entire 2001 fiscal year.

2)    Commitments and Contingencies
At March 31, 2001, the Company had outstanding commitments to originate loans amounting to approximately $9.8 million, and unadvanced funds on construction loans and lines of credit amounting to approximately $2.9 million and $166.2 million, respectively. The Company had also entered into forward sales agreements related to its residential loan commitments intended for sale in the amount of $9.1 million.

3)    Earnings Per Share
Basic earnings per share represents income available to holders of common stock divided by the weighted-average number of common shares outstanding during the period. In calculating basic earnings per share, the number of shares of common stock outstanding is reduced by the number of shares held by Port's Employee Stock Ownership Plan (the "ESOP") and its 2000 Recognition and Retention Plan (the "RRP") that have not been allocated or are not committed for release to participants' individual accounts. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and unearned RRP shares and are determined using the treasury stock method.

Earnings per share is not presented for the three month period ended March 31, 2000 because the earnings per share calculation for the period prior to April 11, 2000 (the date of conversion to a stock company) is not meaningful. Prior to April 11, 2000, the Company was a mutual holding company and no stock was outstanding.

4)    Book Value Per Share
Book value per share was $20.91 as of March 31, 2001 and $20.43 as of December 31, 2000. In calculating book value per share, the number of shares of common stock issued and outstanding is reduced by unearned RRP shares and treasury stock. For the purpose of calculating book value per share, there were 7,135,105 and 7,442,818 shares of common stock as of March 31, 2001 and December 31, 2000 respectively.

5)    Quincy Branch
On February 23, 2001, the Bank sold approximately $16.1 million of deposits that were related to its branch located in the Roche Bros. Supermarket in Quincy, Massachusetts to South Shore Savings Bank. The Bank closed the Quincy Branch on April 5, 2001 upon the termination of its lease. The deposit sale generated a pre-tax gain of $529,000.

6)    2000 Recognition and Retention Plan
The Company adopted the Recognition and Retention Plan, which was approved by shareholders' in October 2000. The Recognition and Retention Plan is authorized to issue up to 297,713 shares of restricted stock of which 282,735 has been awarded. Each award will vest at a rate of 20% per year.

7)     Employee Stock Ownership Plan
At March 31, 2001, the ESOP held 570,615 unallocated shares with an aggregate cost of $7,213,888 and a market value of $10,413,724. For the three month periods ended March 31, 2001 and 2000, $91,452 and $0 was charged to compensation and employee benefit expense respectively, related to this plan year.

8)    Stock Repurchases
On February 22, 2001, the Company announced a repurchase program to acquire 372,140 shares of its common stock. As of March 31, 2001, the Company had purchased 10,000 shares under this program. In addition, during the quarter ended March 31, 2001, the Company completed the purchase of the 297,713 shares authorized related to the RRP.

9)    Loans
The loan portfolio consisted of the following (in thousands):

                                               March 31,    December 31,
                                                 2001           2000
                                               ---------    ------------
                                             (Unaudited)

Real estate loans-
  Residential                                  $346,547      $ 353,518
  Commercial                                    237,431        241,325
  Home equity lines of credit                    84,027         82,885
  Construction                                   14,892         11,458
                                               -----------------------
      Total real estate loans                   682,897        689,186

Commercial                                        1,621          1,083

Consumer                                          5,024          5,172
                                               -----------------------
      Total loans                               689,542        695,441

Less-Allowance for possible loan losses           8,243          8,059
                                               -----------------------
      Total loans, net                         $681,299       $687,382
                                               =======================

10)   Deposits
A summary of deposit balances, by type, is as follows (in thousands):

                                               March 31,    December 31,
                                                 2001           2000
                                               ---------    ------------
                                             (Unaudited)

Demand deposit accounts                        $ 46,608      $ 46,138
NOW accounts                                     70,535        69,101
Regular savings accounts                         52,125        51,864
Money market accounts                           323,102       330,297
                                               ----------------------

      Total noncertificate accounts             492,370       497,400
                                               ----------------------

Term certificates-
  Term certificates less than $100,000          242,166       250,662
  Term certificates of $100,000 and over         59,075        57,959
                                               ----------------------

      Total term certificate accounts           301,241       308,621
                                               ----------------------

      Total deposits                           $793,611      $806,021
                                               ======================

11)   Business Segments
SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for reporting segments of a business enterprise. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the President and Chief Executive Officer. The adoption of SFAS No. 131 did not have a material effect on the Company's primary financial statements, but did result in the disclosure of segment information contained herein. The Company has identified its reportable operating business segment as community banking based on products and services provided to the customer. The Company's community banking business segments consist of commercial banking and retail banking. The community banking business segment derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, saving and time deposits, mortgage lending and sales and servicing income from investors. Nonreportable operating segments of the Company's operations that do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure are included in the Other category in the disclosure of business segments below. These nonreportable segments include Parent Company financial information. Consolidation adjustments are included in the consolidation adjustments category. The consolidation adjustments reflect certain eliminations of cash and Parent Company investments in subsidiaries.

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies.

Reportable segments and reconciliation to consolidated financial information is as follows:

                                       Community                   Consolidation
                                        Banking        Other        Adjustments    Consolidated
                                       ---------       -----       -------------   ------------
                                                             (Unaudited)
                                                            (In Thousands)

March 31, 2001:
Investment securities available
  For sale and held to maturity         $141,666      $ 44,880      $  (10,414)       $176,132
Loans, net                               681,299         7,206          (7,206)        681,299
Total assets                             948,476       160,313        (115,107)        993,682
Total deposits (1)                       797,892             -               -         797,892
Total liabilities                        851,553         2,506          (9,564)        844,495
Total interest and dividend income        16,645         1,386            (516)         17,515
Total interest expense                     9,797             -            (144)          9,653
Net interest income                        6,848         1,386            (372)          7,862
Provision for possible loan losses           200             -               -             200
Total noninterest income                   1,401             -               -           1,401
Total noninterest expense                  5,849           309               -           6,158
Net income                                 1,431           841            (372)          1,900

                                       Community                   Consolidation
                                        Banking        Other        Adjustments    Consolidated
                                       ---------       -----       -------------   ------------
                                                             (Unaudited)
                                                            (In Thousands)

March 31, 2000:
Investment securities available
  For sale and held to maturity         $117,489      $ 27,078      $        -        $144,567
Loans, net                               597,855             -               -         597,855
Total assets                             832,328        81,678         (53,187)        860,918
Total deposits (1)                       728,134             -               -         728,134
Total liabilities                        780,787         1,693          (1,646)        780,834
Total interest and dividend income        13,289           409               -          13,698
Total interest expense                     7,200             -               -           7,200
Net interest income                        6,089           409               -           6,498
Provision for possible loan losses           166             -               -             166
Total noninterest income                     386             -               -             386
Total noninterest expense                  4,925             4               -           4,929
Net income                                   857           270               -           1,127

<F1>  Includes mortgagors' escrow payments

12)   New Pronouncements
The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended, on January 1, 2001. This new statement requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The Company's derivative instruments are certain loan commitments which are intended for sale and their related forward sales contracts. Adoption of this statement had no effect on income or comprehensive income.

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Forward Looking Statements
This Quarterly Report on Form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Port Financial Corp.'s (the "Company") actual results could differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include: changes in national or regional economic conditions; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in interest rates; changes in the size and the nature of the Company's competition; and changes in the assumptions used in making such forward-looking statements.

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

The Company's principal business is its investment in the Bank, a Massachusetts stock savings bank, chartered in 1853. The Bank is a community-oriented bank providing retail and business customers with value-driven products and services to meet customer needs. It provides a wide variety of deposit products, residential mortgage loans, commercial real estate loans, commercial loans and consumer loans to its customers in the cities and towns around Cambridge, Massachusetts. Over the past five years, the Bank has more than doubled its branch network and has added a TeleBanking Center. The Bank has strategically located its branch offices in cities and towns with a strong base for real estate lending and deposit growth and where community bank competition has been reduced by a consolidating banking industry. In June, 2000 the Company initiated a marketing campaign, Real Banking, as part of its strategy to build profitable relationships with consumers and businesses impacted by large bank mergers. The Real Banking campaign offered promotional rates on a money market account, a short-term certificate of deposit, and a home equity credit line to consumers who maintained their primary checking account at the Bank.

The Bank's revenues are derived principally from interest on loans and investment securities. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities, and funds provided by operations. The Bank also uses borrowings from the Federal Home Loan Bank as a source of funds for loans, investments and other assets. The largest component of the Bank's expenses is the interest it pays on deposits.

Comparison of Financial Condition at March 31, 2001 and December 31, 2000 Total assets decrease by $11.1 million from $1.005 billion at December 31, 2000 to $993.7 million at March 31, 2001. Cash, cash equivalents and investment securities declined by $6.9 million, largely as a result of the Quincy branch deposit sale mentioned above. Declining interest rates during the first quarter of 2001 prompted some residential mortgage and commercial real estate borrowers to refinance their loans. As a result, net loans declined by $6.1 million to $681.3 million at March 31. Residential mortgage balances at March 31 were $346.5 million, down $7.0 million from the December 31 level as some borrowers refinanced into fixed rate mortgages. The Company's policy is to sell fixed rate residential mortgages. The March 31 commercial real estate loan portfolio balance of $237.4 million represented a decline of $3.9 million from the December 31, 2000 balance. The prepayment of a $7.5 million loan was the principal reason for the decline.

Construction loans rose by $3.4 million during the first quarter as customers increased their borrowings under previously committed lines of credit. Outstanding balances under home equity credit lines increased by $1.1 million during the three-month period, as the Company continued to promote its Home Equity Credit Line product through advertising, direct mail and in-branch promotions.

Non-performing assets totaled $76,000 and $134,000 at March 31, 2001 and December 31, 2000, respectively. The allowance for possible loan losses was $8.2 million at March 31, 2001, or 1.20% of total loans. This compares to $8.1 million and 1.16% at December 31, 2000.

Deposits at March 31, 2001 totaled $793.6 million, a decrease of $12.4 million from $806.0 million at December 31, 2000. Net of the Quincy Branch deposit transaction, total deposits rose $3.7 million during the quarter, consisting of $3.2 million in checking accounts and $1.9 million in money market and savings accounts, offset by a reduction of $1.4 million in time deposits. The Quincy deposit sale included $1.3 million in demand deposit and NOW accounts, $8.8 million in money market and savings accounts, and $6.0 million in certificates of deposit.

The decline in stockholders equity to $149.2 million at March 31, 2001 from $152.1 million at December 31, 2000 reflects the cost of the share repurchases mentioned previously, partially offset by the $1.5 million increase in retained earnings and a $937,000 increase in unrealized gains on investment securities available for sale.

Comparison of Operating Results for the Three Months Ended
 March 31, 2001 and 2000
Net income was $1.9 million for the quarter ended March 31, 2001 or $.28 per diluted share, compared to $1.1 million for the comparable prior year period. The 2001 results include the gain on the Quincy deposit sale. Net of this non-recurring transaction, net income was $1.6 million or $.24 per diluted share.

Interest Income
Total interest and dividend income increased $3.8 million, or 27.9%, to $17.5 million. This increase resulted primarily from 24.8% growth in the average balance of interest-earning assets to $939.3 million in the first quarter of 2001. The yield on average interest-earning assets rose 18 basis points in the 2001 period compared with the prior year, reflecting higher yielding loans and investment securities that were booked during 2000.

Interest expense
Total interest expense for the three months ended March 31, 2001 was $9.7 million, an increase of $2.5 million over the same period in 2000. Significantly higher balances in money market deposit accounts, and the effect of the promotional rate paid on the Real Savings money market
account are the principal reasons for the rise in deposit costs.   Interest
paid on money market accounts totaled $4.2 million in this year's quarter, up from $2.0 million in the corresponding 2000 period. Money market balances averaged $177.2 million in the 2000 period, 29.3% of total interest bearing deposits while in the first quarter of 2001, money market balances averaged $325.6 million, 43.5% of interest bearing deposits.
Rates paid on money market accounts during the 2001 period were 5.26%, up 70 basis points from the first quarter of 2000.

Interest paid on certificates of deposit rose by $365,000 as a decline in average certificate balances of $23.2 million partially offset a 91 basis point increase in their cost. Since March 31, 2000, the Company lost some certificate customers because of higher rates paid by competitors. Some certificate customers also transferred maturing CDs into the Real Savings account.

The Company's strategy of building core deposits also resulted in significant growth in checking accounts, with balances averaging $113.2 million in the recent quarter, an increase of $27.2 million, or 31.6%, over the 2000 period.

Borrowing expense of $575,000 compared with $668,000 in the first quarter of 2000. During the 2000 period the Company capitalized $152,000 of interest payments related to the financing of its administration center building. If the capitalized amount had been recorded as an expense, total borrowing expense would have been $820,000 in the 2000 period.

Net interest income
Net interest income increased 21.0% or $1.4 million in the first quarter of 2001 as compared to the same period last year. The net interest margin was 3.40%, down from

3.47% in the 2000 quarter. The interest rate spread was 2.47% in the quarter ended March 31, 2001, compared with 2.89% last year.

Provision for Possible Loan Losses
The Company recorded a provision for loan losses of $200,000 for the quarter ended March 31, 2001 and $166,000 in the same quarter of 2000.

Non-Interest Income
Non-interest income totaled $1.4 million in the first quarter of 2001 as compared to $386,000 in the first quarter of 2000. Customer service fees of $292,000 were up $66,000 over the 2000 quarter, largely due to the increased number of checking accounts and fees derived from activity in those accounts. In addition gains from loan sales of $153,000 represents an increase of $131,000 from the 2000 period. These gains were generated from the sale of fixed rate residential mortgages. As mentioned above, the low interest rate environment that prevailed in the first quarter of 2001 produced higher volume of fixed rate mortgage applications.

Other non-interest income was $839,000 in the quarter ended March 31, 2001, up from $8,000 during the 2000 period. In addition to the Quincy branch deposit sale gain of $529,000, the 2001 period included a $49,000 increase in cash surrender value of life insurance policies. The first quarter of 2000 included a decrease of $135,000 in the value of those policies.

Non-Interest Expense
Non-interest expense increased $1.2 million to $6.1 million for the first quarter of 2001, compared to $4.9 million in the 2000 period. Compensation and benefits expenses were $3.5 million in the first quarter of 2001, an increase of $724,000 over the same period last year. The Company's new stock benefit plans added $363,000 in quarterly expense. Compensation expense has also been impacted by reduced position vacancy levels this year as staff turnover rates have declined. Occupancy and equipment expense of $875,000 represents an increase of $123,000 from the prior year period. This increase was due to the scheduled depreciation of the Company's administrative building, which was still under construction during the first quarter of 2000, and expense of the Arlington branch, which opened last August. Data processing expense of $500,000, an increase of $120,000 from the 2000 period was the result of the significantly higher level of customer deposit account activity in 2001, and costs associated with providing internet banking services, which were introduced during the second quarter of 2000. Other non-interest expense of $1.0 million increased $280,000 over the same period in 2000. This increase includes higher legal and other professional services expenses related to public company matters.

The annualized expense ratio, the ratio of non-interest expense to average assets, was 2.53% for the three months ended March 31, 2001, unchanged from the 2000 period.

Provision for Income Taxes
The Company's effective tax rate for the March 31, 2001 quarter was 34.6% as compared to 37.0% for the 2000 quarter. As explained above, the 2000 quarter included a reduction of insurance policy values totaling $135,000. This decline in value was not deductible for tax purposes.

                            Port Financial Corp.
                            Average Balance Sheet
             For the Three Months Ending March 31, 2001 and 2000
                                 (Unaudited)

                                                             2001                                  2000
                                              ---------------------------------      --------------------------------
                                                                        Average                                Average
                                              Average                   Yield/       Average                   Yield/
                                              Balance      Interest      Cost        Balance      Interest      Cost
                                              -------      --------     -------      -------      --------     -------
                                                                      (Dollars in thousands)

Assets:
  Interest earning assets:
    Short term investments(1)                 $ 61,780      $   841       5.52%     $ 11,626      $   206       7.13%
    Certificates of deposit                      2,016           31       6.24%        4,800           88       7.37%
    Investment securities(2)                   182,172        3,103       6.83%      143,567        2,264       6.32%
    Loans(3)                                   693,370       13,540       7.81%      592,446       11,140       7.52%
                                              -----------------------------------------------------------------------
      Total interest earning assets            939,338       17,515       7.46%      752,439       13,698       7.28%
                                                            -------------------                   -------------------
  Allowance for possible loan losses            (8,134)                               (7,167)
  Total noninterest earning assets              54,213                                38,947
                                              --------                              --------
      Total assets                             985,417                               784,219
                                              ========                              ========

Liabilities and Equity:
  Interest bearing liabilities:
    NOW accounts                                65,616          163       1.01%       45,304          154       1.38%
    Savings accounts                            52,085          226       1.76%       53,756          268       2.01%
    Money market deposit accounts              325,592        4,222       5.26%      177,211        2,008       4.56%
    Certificate of deposit accounts            305,388        4,467       5.93%      328,609        4,102       5.02%
                                              -----------------------------------------------------------------------
    Total interest bearing deposits            748,681        9,078       4.92%      604,610        6,532       4.35%
    Borrowed funds                              36,063          575       6.38%       53,855          668       4.91%
                                              -----------------------------------------------------------------------
      Total interest bearing liabilities       784,744        9,653       4.99%      658,465        7,200       4.39%
                                                                        -------                               -------
  Noninterest bearing deposits                  47,553                                40,966
  Other noninterest bearing liabilities          7,715                                 6,783
                                              --------                              --------
  Total noninterest bearing liabilities         55,268                                47,749
    Total liabilities                          840,012                               706,214
    Stockholders' equity/retained earnings     145,405                                78,005
                                              --------                              --------
      Total liabilities and stockholders'
       Equity/retained earnings               $985,417                              $784,219
                                              ========                              ========
    Net interest income                                     $ 7,862                               $ 6,498
                                                            =======                               =======
    Net Interest rate spread (4)                                          2.47%                                 2.89%
    Net interest margin (5)                                               3.40%                                 3.47%
    Ratio of average interest-earning assets
     to average interest-bearing liabilities                            119.64                                114.25

<F1>  Short term investments includes federal funds sold.
<F2>  All investments securities that are considered available for sale are carried at market value, while securities that are held to maturity are held at cost
<F3>  Loans are net of deferred loan origination costs (fees).
<F4>  Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
<F5>  Net interest margin represents net interest income as a percentage of average interest earning assets.

                            Port Financial Corp.
                            Rate/Volume Analysis
                     Three Months Ending March 31, 2001
                             Increase/(Decrease)
                                 (Unaudited)

                                               Due to
                                         ------------------
                                         Volume        Rate         Net
                                         ------        ----         ---
                                                  (In thousands)

Interest earning assets:
  Short term investments                 $  670      $   (35)      $  635
  Certificates of deposit                   (45)         (12)         (57)
  Investment securities                     644          195          839
  Loans                                   1,957          443        2,400
                                         --------------------------------
      Total interest earning assets       3,226          591        3,817
                                         --------------------------------

Interest bearing liabilities:
  NOW accounts                               22          (13)           9
  Savings accounts                           (8)         (34)         (42)
  Money market deposit accounts           1,871          343        2,214
  Certificate of deposit accounts          (233)         598          365
  Borrowed funds                           (992)         899          (93)
                                         --------------------------------
      Total interest bearing
       liabilities                          660        1,793        2,453
                                         --------------------------------

Change in net interest income            $2,566      $(1,202)      $1,364
                                         ================================

                       Liquidity and Capital Resources

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank's maximum borrowing capacity from the Federal Home Loan Bank at March 31, 2001 was approximately $ 308.7 million, net of borrowings that were currently outstanding. In addition, the Bank can enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow the Bank to borrow money, using securities as collateral.

Liquidity management is both a daily and long term function of business management. The measure of a Company's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Management believes that the Company has sufficient liquidity to meet its operating needs.

At March 31, 2001, the Company exceeded each of the applicable regulatory capital requirements. The Company's leverage Tier 1 capital was $ 143.7 million, or 24.7% of risk-weighted assets, and 14.6% of average assets. The Company had a risk-based total capital of $ 153.5 million and a risk-based capital ratio of 26.4%.

See the "Consolidated Statements of Cash Flows" in the Unaudited
Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating and financing activities for the three months ended March 31, 2001 and March 31, 2000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

In Management's opinion, there has been no material change in market risk since disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II - OTHER INFORMATION

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

                              Port Financial Corp.
                              (Registrant)

                              By:   /s/ James B. Keegan
                                    ---------------------------------------
                                    James B. Keegan
                                    Chairman and Chief Executive Officer

                              By:   /s/ Charles Jeffrey
                                    ---------------------------------------
                                    Charles Jeffrey
                                    Senior Vice President and
                                    Chief Financial Officer

May 14, 2001