Form 10-Q
period 2001-06-30
PORT FINANCIAL CORP
filed 2001-08-14
CIK 1099517

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                            _____________________

                                  FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

                      Commission file number 000-29343

                            Port Financial Corp.
           (Exact name of registrant as specified in its charter)

            Massachusetts                            04-1145480
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)

           1380 Soldiers Field Road, Brighton, Massachusetts 02135
                  (Address of principal executive offices)
                                 (Zip Code)

                               (617) 779-8300
             (Registrant's telephone number including area code)

                                     N/A
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed from last Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No      .
    -----    -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


                                                   Outstanding at
                Class                              August 9, 2001
        ---------------------            ----------------------------------

            Common Stock,
           Par value $.01                             7,719,553


                              TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION
                       ------------------------------

Item 1.  Financial Statements of Port Financial Corp.

         Consolidated Balance Sheets (Unaudited) - June 30, 2001 and December 31, 2000

         Consolidated Statements of Operations (Unaudited) - Three months ended June 30, 2001 and June 30, 2000

         Consolidated Statements of Operations (Unaudited) - Six months ended June 30, 2001 and June 30, 2000

         Consolidated Statements of Changes in Stockholders' Equity (Unaudited) Six months ended June 30, 2001 and June 30, 2000

         Consolidated Statements of Cash Flows (Unaudited) - Six months ended June 30, 2001 and June 30, 2000

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

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Reports on Form 8-K

Signatures

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Port Financial Corp.
                         Consolidated Balance Sheets
                                 (Unaudited)


                                                                   June 30,     December 31,
                                                                     2001           2000
                                                                   --------     ------------
                                                                        (In Thousands)

ASSETS

Cash and due from banks                                            $ 14,639      $   11,819
Federal funds sold                                                   14,745          36,680
Other interest bearing cash equivalents                              14,434          21,768
                                                                   ------------------------
      Total cash and cash equivalents                                43,818          70,267

Certificates of deposit                                               2,165             104
Investment securities held to maturity, at amortized cost
(Fair value was $15,071 and $22,443)                                 14,944          22,332
Investment securities available for sale, at fair value             196,892         181,196
Loans held for sale                                                   4,500             823
Loans, net                                                          687,546         687,382
Federal Home Loan Bank Stock, at cost                                 5,727           4,951
Savings Bank Life Insurance Stock, at cost                            1,934           1,934
Banking premises and equipment, net                                  23,565          23,649
Accrued interest receivable                                           5,414           6,131
Other assets                                                          5,731           5,900
                                                                   ------------------------
      Total assets                                                 $992,236      $1,004,669
                                                                   ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                           $796,400      $  806,021
Federal Home Loan Bank advances                                      47,890          35,801
Mortgagors' escrow payments                                           3,531           3,801
Accrued expenses and other liabilities                                7,243           6,993
                                                                   ------------------------
      Total liabilities                                             855,064         852,616
                                                                   ------------------------

Commitments and Contingencies (Note 2)

Stockholders' Equity:
  Preferred stock, $ .01 par value -
   Authorized - 5,000,000 shares
   Issued and outstanding - no shares                                     -               -
  Common stock, $ .01 par value -
   Authorized - 30,000,000 shares
   Issued and outstanding -  7,719,553 shares at June 30, 2001
   And 7,725,553 at December 31, 2000                                    77              77
  Additional paid-in capital                                         76,250          76,281


                            Port Financial Corp.
                   Consolidated Balance Sheets-(Continued)
                                 (Unaudited)


                                                                   June 30,     December 31,
                                                                     2001           2000
                                                                   --------     ------------
                                                                        (In Thousands)

  Treasury stock, at cost - 1,022,314 shares at June 30, 2001       (19,741)              -
  Unearned compensation - Recognition and retention plan             (3,782)         (4,304)
  Unearned compensation - ESOP                                       (7,151)         (7,277)
  Retained earnings                                                  86,120          82,750
  Accumulated other comprehensive income                              5,399           4,526
                                                                   ------------------------
      Total stockholders' equity                                    137,172         152,053
                                                                   ------------------------
      Total liabilities and stockholders' equity                   $992,236      $1,004,669
                                                                   ========================


See the accompanying notes to unaudited consolidated financial statements.

                            Port Financial Corp.
                    Consolidated Statements of Operations
               (Dollars in Thousands Except Per Share Amounts)
                                 (Unaudited)


                                                         Three Months Ended
                                                              June 30,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------

Interest and dividend income:
  Interest on loans                                   $   12,990     $   11,907
  Interest and dividends on investment securities          3,077          2,685
  Interest on other cash equivalents                         517            445
  Interest on certificates of deposit                         33             20
                                                      -------------------------
      Total interest and dividend income                  16,617         15,057
                                                      -------------------------

Interest expense:
  Interest on deposits                                     7,642          6,851
  Interest on borrowed funds                                 659            488
                                                      -------------------------
      Total interest expense                               8,301          7,339
                                                      -------------------------

Net interest income                                        8,316          7,718

Provision for possible loan losses                           200            250

Noninterest income:
  Customer service fees                                      312            254
  Gain on sale of loans, net                                 180             51
  Loan servicing fee income                                  108            127
  Other income                                               540            299
                                                      -------------------------
      Total noninterest income                             1,140            731
                                                      -------------------------

Noninterest expense:
  Compensation and employee benefits                       3,585          2,995
  Occupancy and equipment expense                            801            942
  Data processing service fees                               513            395
  Marketing and investor relations                           289            230
  Other noninterest expense                                  844            874
                                                      -------------------------
      Total noninterest expenses                           6,032          5,436
                                                      -------------------------
Income before provision for income taxes                   3,224          2,763
Provision for income taxes                                 1,105            967
                                                      -------------------------
Net income                                            $    2,119     $    1,796
                                                      =========================

Earnings per share:
  Basic                                               $     0.34     $     0.25
  Diluted                                             $     0.33     $     0.25

Weighted average shares outstanding:
  Basic                                                6,265,482      7,145,719
  Diluted                                              6,375,279      7,145,719


See the accompanying notes to unaudited consolidated financial statements

                            Port Financial Corp.
                    Consolidated Statements of Operations
               (Dollars in Thousands Except Per Share Amounts)
                                 (Unaudited)


                                                            Six Months Ended
                                                                June 30,
                                                      -----------------------------
                                                         2001             2000
                                                      ----------     --------------

Interest and dividend income:
  Interest on loans                                   $   26,530     $       23,047
  Interest and dividends on investment securities          6,179              4,950
  Interest on other cash equivalents                       1,358                651
  Interest on certificates of deposit                         65                107
                                                      -----------------------------
      Total interest and dividend income                  34,132             28,755
                                                      -----------------------------

Interest expense:
  Interest on deposits                                    16,720             13,383
  Interest on borrowed funds                               1,234              1,156
                                                      -----------------------------
      Total interest expense                              17,954             14,539
                                                      -----------------------------

Net interest income                                       16,178             14,216

Provision for possible loan losses                           400                416

Noninterest income:
  Customer service fees                                      604                480
  Gain on sale of loans, net                                 333                 74
  Loan servicing fee income                                  224                257
  Other income                                             1,380                306
                                                      -----------------------------
      Total noninterest income                             2,541              1,117
                                                      -----------------------------

Noninterest expense:
  Compensation and employee benefits                       7,051              5,737
  Occupancy and equipment expense                          1,676              1,694
  Data processing service fees                             1,013                775
  Marketing and investor relations                           564                522
  Other noninterest expense                                1,886              1,637
                                                      -----------------------------
      Total noninterest expenses                          12,190             10,365
                                                      -----------------------------
Income before provision for income taxes                   6,129              4,552
Provision for income taxes                                 2,110              1,629
                                                      -----------------------------
Net income                                            $    4,019     $        2,923
                                                      =============================

Earnings per share:
  Basic                                               $     0.62     Not meaningful
  Diluted                                             $     0.61     Not meaningful

Weighted average shares outstanding:
  Basic                                                6,461,612                  -
  Diluted                                              6,560,682                  -


See the accompanying notes to unaudited consolidated financial statements

                            Port Financial Corp.
          Consolidated Statement of Changes in Stockholders' Equity
                     For The Period Ending June 30, 2001
                               (In Thousands)
                                 (Unaudited)


                                                                 Accumulated
                                          Additional                Other        Unearned
                                  Common   Paid-In    Retained  Comprehensive  Compensation  Treasury             Comprehensive
                                  Stock    Capital    Earnings     Income        ESOP/RRP     Stock      Total       Income

Balance at December 31, 2000       $77     $76,281    $82,750      $4,526        $(11,581)   $      -   $152,053     $    -

  Net income                         -          -       4,019        -                -             -      4,019      4,019
  Change in unrealized gain
   on securities Available
   for sale, net of taxes            -          -           -      868                -             -        868        868
  Change in fair market value
   of swap Agreement, net of
   taxes                                                             5                                         5          5
  Purchase of treasury stock         -          -           -        -                -       (19,741)   (19,741)         -
  Net forfeiture of RRP awards                (82)                                   82                        -          -
  Amortization of unearned
   compensation                                51           -        -              566             -        617          -
  Cash dividend - $.05 per share     -          -        (649)       -                -             -       (649)         -
                                   ----------------------------------------------------------------------------------------
Balance at June 30, 2001           $77    $76,250     $86,120   $5,399         $(10,933)     $(19,741)  $137,172     $4,892
                                   ========================================================================================


                            Port Financial Corp.
                    Consolidated Statements of Cash Flows
                               (In Thousands)
                                 (Unaudited)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                 2001         2000
                                                                                 ----         ----

Cash flows from operating activities:
  Net income                                                                   $  4,019     $  2,923
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for possible loan losses                                              400          416
    Depreciation and amortization                                                   952          535
    Amortization of premiums on investment securities, net                           65           83
    Gain on loan sales, net                                                        (333)         (74)
    (Increase) decrease in cash surrender value of life insurance policies          (99)          88
    Proceeds from sale of loans                                                  28,082        7,254
    Loans originated for sale                                                   (31,426)      (8,281)
    Gain on sale of branch deposits                                                (529)           -
    Amortization of unearned compensation                                           617           57
    Decrease (increase) in other assets                                             268          170
    Decrease (increase) in accrued interest receivable                              717       (1,057)
    Decrease in deferred loan fees                                                   51         (209)
    Decrease in accrued expenses and other liabilities                              250          595
                                                                               ---------------------

      Net cash provided by operating activities                                   3,034        2,500
                                                                               ---------------------

Cash flows from investing activities:
  Proceeds from maturities and principal repayments of
   Securities available for sale                                                 44,284       10,537
  Purchases of securities available for sale                                    (58,656)     (19,161)
  Proceeds from maturities and principal repayments of
   held to maturity securities                                                    7,388          298
  Purchases of securities held to maturity                                            -      (24,969)
  Proceeds from maturities of certificates of deposit                                 -        5,228
  Purchase of certificates of deposit                                            (2,061)         (79)
  Purchase of FHLB stock                                                           (776)        (499)
  Purchase of premises and equipment                                               (868)     (11,048)
  Net decrease (increase) in loans                                                 (628)     (57,450)
  Recoveries of loans previously charged-off                                         26           65
                                                                               ---------------------

      Net cash used in investing activities                                     (11,291)     (97,078)
                                                                               ---------------------


                            Port Financial Corp.
              Consolidated Statements of Cash Flows (Continued)
                               (In Thousands)
                                 (Unaudited)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                                 2001         2000
                                                                                 ----         ----

Cash flows from financing activities:
  Decrease in term deposits                                                      (4,345)     (14,459)
  Decrease in term deposits due to sale of branch deposits                       (5,958)           -
  Increase in demand deposits, NOW accounts and
   Savings accounts                                                              10,845       77,650
  Decrease in demand deposits, NOW accounts and
   Savings accounts due to sale of branch deposits                              (10,163)           -
  Increase (decrease) in mortgagors' escrow payments                               (270)          61
  Increase (decrease) to borrowings                                              12,089      (29,689)
  Net proceeds on stock offering                                                      -       71,850
  Cash dividends                                                                   (649)           -
  ESOP purchase                                                                       -       (4,727)
  Treasury stock purchase                                                       (19,741)           -
                                                                               ---------------------

      Net cash provided by financing activities                                 (18,192)     100,686
                                                                               ---------------------

Net increase in cash and cash equivalents                                       (26,449)       6,108

Cash and cash equivalents, beginning of year                                     70,267       19,429
                                                                               ---------------------

Cash and cash equivalents, end of period                                       $ 43,818     $ 25,537
                                                                               =====================

Supplemental disclosures of cash flows information:
  Cash paid for interest                                                       $ 18,315     $ 14,614
                                                                               =====================
  Cash paid for income taxes                                                   $  2,292     $  1,165
                                                                               =====================


See the accompanying notes to unaudited consolidated financial statements.

                            Port Financial Corp.
            Notes to Unaudited Consolidated Financial Statements

1) Basis of Presentation
The unaudited consolidated financial statements of Port Financial Corp. ("Port" or the "Company") include the accounts of the Company and its two wholly owned subsidiaries, Cambridgeport Bank (the "Bank") and Brighton Investment Corporation. Brighton Investment Corporation invests in marketable securities. Cambridgeport Bank is a Massachusetts-chartered savings bank with its headquarters located in Cambridge, Massachusetts.
The Bank has four wholly owned subsidiaries, Temple Investment Corporation, River Investment Corporation, Cambridgeport Insurance Services, Inc. and Prospect Real Estate Investment Corp. Temple Investment Corporation and River Investment Corporation both invest in securities. Cambridgeport Insurance Services, Inc. was established in April 2000 and intends to provide insurance. Prospect Real Estate Investment Corp. was established in April 2001 and holds certain mortgage loans originated by the Bank. In addition, the Bank is the sole member of Temple Realty LLC, which owns the Company's administrative center.

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

2) Commitments and Contingencies
At June 30, 2001, the Company had outstanding commitments to originate loans amounting to approximately $17.1 million, and unadvanced funds on construction loans and lines of credit amounting to approximately $800,000 and $169.8 million, respectively.

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

Earnings per share is not presented for the six month period ended June 30, 2000 because the earnings per share calculation for the period prior to April 11, 2000 (the date of conversion to a stock company) is not meaningful. Prior to April 11, 2000, the Company was a mutual holding company and no stock was outstanding.

4) Quincy Branch
On February 23, 2001, the Bank sold approximately $16.1 million of deposits that were related to its branch located in the Roche Bros. Supermarket in Quincy, Massachusetts to South Shore Savings Bank. The Bank closed the Quincy Branch on April 5, 2001 upon the termination of its lease. The deposit sale generated a pre-tax gain of $529,000.

5) Stock Repurchases
On February 22, 2001 the Company announced a repurchase program to acquire 372,141 shares of its common stock. The Company completed these repurchases on May 15, 2001. On June 6, 2001 the Company announced another repurchase program to acquire 352,460 shares of its common stock. This program was completed on June 8, 2001. The cost of these shares totaled $14.3 million, or an average of $19.72 per share. In addition, during the quarter ended March 31, 2001, the Company completed the purchase of the 297,713 shares authorized related to the RRP. The cost of these shares totaled $5.4 million, or an average of $18.32 per share.

6) Loans
The loan portfolio consisted of the following (in thousands):


                                               June         December 31,
                                               2001             2000
                                               ----             ----
                                            (Unaudited)

Real estate loans-
  Residential                                $347,930         $353,518
  Commercial                                  235,741          241,325
  Home equity lines of credit                  87,649           82,885
  Construction                                 18,338           11,458
                                             -------------------------
      Total real estate loans                 689,658          689,186

Commercial                                      1,644            1,083

Consumer                                        4,707            5,172
                                             -------------------------
      Total loans                             696,009          695,441

Less-Allowance for possible loan losses         8,463            8,059
                                             -------------------------
      Total loans, net                       $687,546         $687,382
                                             =========================


7) Deposits
A summary of deposit balances, by type, is as follows (in thousands):


                                               June         December 31,
                                               2001             2000
                                               ----             ----
                                            (Unaudited)

Demand deposit accounts                      $ 46,826         $ 46,138
NOW accounts                                   88,604           69,101
Regular savings accounts                       53,510           51,864
Money market accounts                         309,142          330,297
                                             -------------------------

      Total noncertificate accounts           498,082          497,400
                                             -------------------------

Term certificates-
  Term certificates less than $100,000        236,238          250,662
  Term certificates of $100,000 and over       62,080           57,959
                                             -------------------------

      Total term certificate accounts         298,318          308,621
                                             -------------------------

      Total deposits                         $796,400         $806,021
                                             =========================


8) Business Segments
SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for reporting segments of a business enterprise. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chairman and Chief Executive Officer. The adoption of SFAS No. 131 did not have a material effect on the Company's primary financial statements, but did result in the disclosure of segment information contained herein. The Company has identified its reportable operating business segment as community banking based on products and services provided to the customer. The Company's community banking business segments consist of commercial banking and retail banking. The community banking business segment derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, saving and time deposits, mortgage lending and sales and servicing income from investors. Nonreportable operating segments of the Company's operations that do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure are included in the Other category in the disclosure of business segments below. These nonreportable segments include Parent Company financial information. Consolidation adjustments are included in the consolidation adjustments category. The consolidation adjustments reflect certain eliminations of cash and Parent Company investments in subsidiaries.

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

Reportable segments and reconciliation to consolidated financial information is as follows:


                                       Community                  Consolidation
                                        Banking       Other        Adjustments      Consolidated
                                       ---------      -----       -------------     ------------
                                                              (Unaudited)

June 30, 2001:                                              (In Thousands)
--------------

Investment securities available
 For sale and held to maturity         $178,818      $ 44,472      $ (11,454)         $211,836
Loans, net                              687,546         7,206         (7,206)          687,546
Total assets                            953,423       148,502       (109,689)          992,236
Total deposits (1)                      796,400             -              -           796,400
Total liabilities                       862,525         2,362         (9,823)          855,064
Total interest and dividend income       32,484        10,672         (9,024)           34,132
Total interest expense                   18,235             7           (288)           17,954
Net interest income                      14,249        10,665         (8,736)           16,178
Provision for possible loan losses          400             -              -               400
Total noninterest income                  2,541             -              -             2,541
Total noninterest expense                11,585           605              -            12,190
Net income                                3,156         9,599         (8,736)            4,019



                                       Community                  Consolidation
                                        Banking       Other        Adjustments      Consolidated
                                       ---------      -----       -------------     ------------
                                                              (Unaudited)

June 30, 2000:                                              (In Thousands)
--------------

Investment securities available
 For sale and held to maturity         $128,957      $ 41,469      $  (5,666)         $164,760
Loans, net                              634,146             -              -           634,146
Total assets                            830,257       156,538       (119,853)          866,942
Total deposits (1)                      703,115             -        (18,544)          684,571
Total liabilities                       740,814         2,110        (25,155)          717,769
Total interest and dividend income       27,442         1,313              -            28,755
Total interest expense                   14,539             -              -            14,539
Net interest income                      12,903         1,313              -            14,216
Provision for possible loan losses          416             -              -               416
Total noninterest income                  1,117             -              -             1,117
Total noninterest expense                10,207           158              -            10,365
Net income                                2,156           767              -             2,923

<F1>  Includes mortgagors' escrow payments


9) New Pronouncements
The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended, on January 1, 2001. This new statement requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The Company's derivative instruments are certain loan commitments which are intended for sale and their related forward sales contracts. Adoption of this statement had no effect on income or comprehensive income.

During the six months ended June 30, 2000 the Company entered into an interest rate swap agreement with a notional value of $20 million. The Company utilizes interest rate swaps to manage the risk associated with interest rate changes. Under the terms of the swap agreement, the Company receives payments based on the weekly average rate on three month U.S. Treasury bills in exchange for payments based on a fixed rate. The swap has a maturity of 2 years and is not callable. The swap had no material effect on income during the second quarter of 2001.

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
                     -----------------------------------

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

General
Port Financial Corp. is a Massachusetts-chartered stock holding company, which owns all of the capital stock of Cambridgeport Bank (the "Bank"). The Company converted from a Massachusetts-chartered mutual holding company, formerly known as Cambridgeport Mutual Holding Company, to a Massachusetts-chartered stock holding company and changed its name to Port Financial Corp. and sold 7,442,818 shares of its common stock to the Company's eligible depositors, management and employees and to the Company's Employee Stock Ownership Plan ("ESOP"). Net proceeds of the stock offering were $71.8 million. The conversion and stock offering was completed on April 11, 2000.

The Company's principal business is its investment in the Bank, a Massachusetts stock savings bank, chartered in 1853. The Bank is a community-oriented Bank providing retail and business customers with value-driven products and services to meet customer needs. It provides a wide variety of deposit products, investment management services, residential mortgage loans, commercial real estate loans, commercial loans and consumer loans to its customers in the cities and towns around Cambridge, Massachusetts. Over the past five years, the Bank has more than doubled its branch network and has added a TeleBanking Center. The Bank has strategically located its branch offices in cities and towns with a strong base for real estate lending and deposit growth and where community bank competition has been reduced by a consolidating banking industry. In June 2000, the Company initiated a marketing campaign, Real Banking, as part of its strategy to build profitable relationships with consumers and businesses impacted by large bank mergers. The Real Banking program offered promotional rates on a money market account, a short-term certificate of deposit, and a home equity credit line to consumers who maintained their primary checking account at the Bank. Largely as a result of this program, total deposits grew $133.0 million, net of the Quincy deposit sale.

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

Comparison of Financial Condition at June 30, 2001 and December 31, 2000 Total assets decreased by $12.8 million from $1.005 billion at December 31, 2000 to $992.2 million at June 30, 2001. Cash, cash equivalents and investment securities declined by $16.1 million, largely as a result of the Quincy branch deposit sale. The net loan balance of $687.5 million at June 30 was essentially unchanged from the December 31 balance of $687.4 million. The balances of residential mortgage and commercial real estate loans each declined by $5.6 million as some customers took advantage of the lower interest rate environment to refinance their loans into fixed rate obligations. The Bank does not generally hold fixed rate loans in its loan portfolio. Home equity credit lines, which the Bank has featured in its marketing programs designed to attract new customers, increased by $4.8 million from the December 31, 2000 level of $82.9 million. Construction loans outstanding rose $6.8 million to $18.3 million at June 30 from $11.5 million at December 31, reflecting borrowing activity under credit lines provided by the Bank to fund certain commercial real estate projects in the Bank's market area. Upon completion of those projects, the loans will be converted into commercial mortgage loans.

Non-performing assets totaled $557,000 and $134,000 at June 30, 2001 and December 31, 2000, respectively. Included in the June 30 total was a residential mortgage loan of $303,000 on which the Bank continued to accrue interest although the scheduled payments were more than 90 days past due. The collateral property was in the process of being sold at the time. The sale was completed after June 30 and the loan was repaid in full, including past due interest and penalty charges.

The allowance for possible loan losses was $8.5 million at June 30, 2001, or 1.22% of total loans. This compares to $8.1 million and 1.16% at December 31, 2000. The Company believes that the current allowance for loan losses accurately reflects the level of risk in the loan portfolio. Although there has been no significant increase in payment delinquencies or non-performing assets, the Company believes that the addition to the allowance is prudent, given changes in the general economic environment.

Deposits at June 30, 2001 totaled $796.4 million, a decrease of $9.6 million from $806.0 million at December 31, 2000. Net of the Quincy Branch deposit transaction, total deposits at June 30 were $6.5 million above the December 31 balance. This increase consisted of $20.2 million in checking accounts and $1.6 million in savings accounts, partially offset by a reduction of $21.1 million in money market accounts and $10.3 million in time deposits. During the second quarter of 2001, the Bank reduced the promotional rate on the Real Savings money market account from 6.25% at March 31 to 3.75% at June 30. Also during the second quarter, the Bank introduced the Premier Checking account, with a marketing program designed to attract new checking account customers. This program was the primary reason for the growth in NOW account and demand deposit account balances.

The decline in stockholders equity to $137.2 million at June 30, 2001 from $152.1 million at December 31, 2000 reflects the cost of share repurchases mentioned previously, partially offset by a $3.4 million increase in retained earnings and a $873,000 increase in unrealized gains on investment securities held for sale.

Book value per share was $21.38 as of June 30, 2001 and $20.43 as of December 31, 2000. In calculating book value per share, the number of shares of common stock outstanding is reduced by unearned RRP shares and treasury stock. There were 6,414,504 and 7,442,818 shares of common stock outstanding as of June 30, 2001 and December 31, 2000 respectively, for purposes of calculating the Company's book value per share.

Comparison of Operating Results for the Three Months Ended June 30, 2001
and 2000
Net income for the quarter ended June 30, 2001 was $2.1 million, or $.33 per diluted share, compared to $1.8 million, or $.25 per diluted share for the comparable prior year period.

Interest Income
Interest income increased $1.6 million, or 10.7%, to $16.6 million. This increase resulted primarily from 14.0% growth in the average balance of interest-earning assets to $929.2 million in the second quarter of 2001. The yield on average interest-earning assets declined 23 basis points in the 2001 period compared with the prior year, reflecting the lower interest rate environment this year.

Interest expense
Total interest expense for the three months ended June 30, 2001 was $8.3 million, an increase of $962,000 over the same period in 2000. Interest expense on deposit accounts was up $791,000 as a result of significantly higher average balances of interest-bearing deposits which were $118.0 million higher in the 2001 quarter than in the second quarter of 2000. The average cost of deposits was 4.17% in the 2001 period, a reduction of 29 basis points from 4.46% in the comparable 2000 quarter. The decline in deposit rates reflects the general reduction in market rates, especially since the beginning of 2001.

Borrowing expense of $659,000 compared with $488,000 in the second quarter of 2000. During the second quarter of 2000, the Company capitalized $215,000 of interest payments related to the financing of its administration center building. If the capitalized amount had been recorded as an expense, total borrowing expense would have been $703,000 in the 2000 period.

Net interest income
Net interest income increased 7.8%, or $598,000, in the second quarter of 2001 as compared to the same period last year. The net interest margin was 3.59%, down from 3.81% in the 2000 quarter. The interest rate spread was 2.88% in the quarter ended June 30, 2001, compared with 2.92% during the same period last year.

Provision for Possible Loan Losses
The Company recorded a provision for loan losses of $200,000 for the quarter ended June 30, 2001 and $250,000 in the same quarter of 2000. The lower provision reflects the slower growth in portfolio loan balances in the 2001 period. Although there has been no significant increase in payment delinquencies or non-performing assets, the Company believes that the addition to the allowance for loan losses is prudent, given changes in the general economic environment.

Non-Interest Income
Non-interest income of $1.1 million in the second quarter of 2001 represents a 56.0% increase compared to $731,000 in the second quarter of 2000. Customer service fees of $312,000 were up $58,000 over the 2000 quarter, largely due to the increased number of checking accounts and fees derived from activity in those accounts. Loan sale gains of $180,000 represents an increase of $129,000 from the 2000 period. These gains are generated from the sale of fixed rate residential mortgages. As mentioned above, the lower interest rate environment that prevailed in the second quarter of 2001 produced higher volumes of fixed rate mortgage applications.

Other non-interest income was $540,000 in the quarter ended June 30, 2001, up from $299,000 during the 2000 period, which included a $70,000 gain on sale of fixed assets.

Fees generated from sales of investment products represented the largest portion of this increase, rising from $35,000 in the 2000 period to $258,000 in the second quarter of this year.

Non-Interest Expense
Non-interest expense increased $596,000 to $6.0 million for the second quarter of 2001, compared to $5.4 million in the 2000 period. Compensation and benefits expenses were $3.6 million in the second quarter of 2001, an increase of $590,000 over the same period last year. The cost of stock benefit plans, which were not in place during the 2000 period, represented $282,000 of the increase. The other significant component was commission expense for mortgage and investment sales associates. This expense was up $170,000 from the second quarter of 2000.

Occupancy and equipment expense of $801,000 represents a decrease of $141,000 from the prior year period. During the 2001 period the Company received $260,000 of rental income from tenants at its administrative center building and its main office building in Cambridge, as well as sublease revenue at the location formerly occupied by its mortgage division, which relocated to the administrative center in June, 2000. During the 2000 period, there was no rental income.

Data processing expense of $513,000, an increase of $118,000 from the 2000 period was the result of the significantly higher level of customer deposit account activity in 2001, and costs of providing internet banking services, which were introduced during the second quarter of 2000.

The annualized expense ratio, the ratio of non-interest expense to average assets, was 2.48% for the three months ended June 30, 2001, compared to 2.57% in the 2000 period.

Provision for Income Taxes
The Company's effective tax rate for the June 30, 2001 quarter was 34.3% as compared to 35.0% for the 2000 period. The impact of state taxation has been reduced as a result of activity in the Bank's and the Company's security corporations, and the Bank's real estate investment trust.

Comparison of Operating Results for Six Months Ended June 30, 2001 and June 30, 2000
Net income rose $1.1 million to $4.0 million for the six months ended June 30, 2001. This equates to $.61 per diluted share. This compared to $2.9 million for the first half of 2000. Earnings per share figures are not presented for the 2000 period because the Company was not public for the entire period. The 2001 results include a $312,000 after-tax gain from the sale of Quincy branch deposits.

Interest Income
Interest income was $34.1 million, representing a $5.4 million increase over the 2000 results. Growth in the average balance of interest-earning assets totaling $150.6 million, was the primary reason for the growth of interest income. Earnings on loans rose $3.5 million, a result of an additional $86.5 million in the average balance of the loan portfolio.
This included $37.8 million in commercial real estate loans, which averaged $254.1 million in the first half of 2001. The Company's strategy includes expansion of its commercial real estate lending, without compromising its underwriting standards. Loan growth also included $30.2 million in residential mortgages, which averaged $317.5 million in the first six months of this year, and $19.2 million in home equity and other consumer real estate loans, which averaged $115.8 million during the first half of 2001.

Investment income increased by $1.9 million, primarily the result of higher average investment portfolio balances. Short term investments and investment securities averaged $240.2 million, $64.1 million higher than
the 2000 period.   Proceeds from the issuance of stock were not received
until April, 2000, so average investment portfolio balances were lower in the first half of last year. The overall investment yield in the 2001 period was 6.34%, a decrease of 15 basis points from the first half of 2000, largely due to a 200 basis point drop in yield on short term investments. This reflects the actions taken by the monetary authorities to reduce rates beginning in January of this year.

Interest Expense
Total interest expense for the six months ended June 30, 2001 was $17.9 million, an increase of $3.4 million over the same period in 2000. This was due primarily to higher average balances of interest bearing deposits, which averaged $741.9 million this year, an increase of $131.0 million over last year's average balance of $610.9 million. Within the deposit category, money market average balances increased 71% to $318.5 million from $186.2 million in the 2000 period. The Real Banking marketing campaign, featuring the Real Savings money market account, was the principal reason for this increase. The campaign also focused on attracting new checking account customers, a major factor in the $25.2 million increase in average checking balances.

The cost of average interest bearing liabilities rose 20 basis points to 4.63%. Rates on time deposits increased during the second half of 2000 due to competitive pressures. Most time deposits opened during the second half of 2000 remained on the Company's books in the first half of 2001.

Net interest income
The $2.0 million increase in net interest income was also affected by the stock offering proceeds, which were used to fund loan and investment portfolio growth. The $142.8 million average balance of shareholders equity during the first half of this year was $33.7 million higher than the comparable period last year. The net interest margin was 3.49%, down 16 basis points from 3.65% in the 2000 period. The interest rate spread was 2.68% in the 2001 period, compared with 2.91% last year.

Provision for Possible Loan Losses
The provision for loan losses of $400,000 in the first half of 2001 represents a decrease of $16,000 over the 2000 period, and reflects the slower growth in the loan portfolio.

Non-Interest Income
Non-interest income totaled $2.5 million in the first half of 2001, up from $1.1 million a year earlier. The 2001 period included a $529,000 pre-tax gain from the sale of Quincy branch deposits. Loan sale gains of $333,000 were $259,000 higher than the 2000 period, as a result of the lower interest rate environment during the first half of 2000 that produced a higher level of fixed rate loan activity. The Bank generally sells all fixed rate mortgages, servicing released, into the secondary market, and generates gains on these sales.

Customer service fees rose $124,000, a result of the increased number of transaction accounts opened during the Real Banking marketing promotion.

Other non-interest income, net of the Quincy gain, rose $545,000. Fees generated from the sale of investment services was the main component of the increase in this category.

Non-Interest Expense
Non-interest expense increased $1.8 million, or 17.3%, to $12.2 million for the 2001 period. The $1.3 million increase in compensation and benefit costs, which were 22.9% above the first half of 2000, includes $645,000 of stock benefit plan expenses in this year's first half above last year. The remaining increase in compensation and benefits includes the effects of higher commissions on mortgage and investment product sales, and the effects of annual wage adjustments.

Data processing fees increased by $238,000, from $775,000 in the 2000 period to $1.0 million in the first six months of 2001 due to higher transaction account activity and the costs related to the Bank's internet banking service, which was introduced in April, 2000. The increase in other non-interest expense, which was up $249,000 over last year, includes $96,000 of professional services costs related to the formation of Prospect Real Estate Investment Trust, as well as higher legal and other professional expenses incurred as a public company.

The annualized expense ratios for the six month periods were 2.51% in 2001 and 2.54% in 2000.

Provision for Income Taxes
The Company's effective tax rate for the six months ended June 30, 2001 was 34.43% compared to 35.79% for the same 2000 period. The impact of state taxation has been reduced as a result of activity in the Bank's and Company's security corporations and the Bank's real estate investment trust.

                            Port Financial Corp.
                            Average Balance Sheet
              For the Six Months Ending June 30, 2001 and 2000
                                 (Unaudited)


                                                             2001                                    2000
                                                             ----                                    ----
                                                                        Average                                 Average
                                              Average                    Yield/       Average                    Yield/
                                              Balance      Interest       Cost        Balance      Interest       Cost
                                              -------------------------------------------------------------------------
                                                                       (Dollars in thousands)

Assets:
  Interest earning assets:
    Short term investments(1)                $ 54,289      $ 1,358        5.04%      $ 18,519      $   651        7.07%
    Certificates of deposit                     2,075           64        6.22%         2,994          107        7.19%
    Investment securities(2)                  183,857        6,179        6.74%       154,612        4,950        6.41%
    Loans(3)                                  694,002       26,531        7.65%       607,510       23,047        7.59%
                                             -------------------------------------------------------------------------
      Total interest earning assets           934,223       34,132        7.31%       783,635       28,755        7.34%
                                                           -------------------                     -------------------
  Allowance for possible loan losses           (8,223)                                 (7,267)
  Total noninterest earning assets             53,752                                  42,612
                                             --------                                --------
      Total assets                            979,753                                 818,980
                                             ========                                ========

Liabilities and Equity:
  Interest bearing liabilities:
    NOW accounts                               69,140          380        1.11%        48,112          324        1.35%
    Savings accounts                           52,214          455        1.76%        54,463          542        2.00%
    Money market deposit accounts             318,485        7,109        4.50%       186,164        4.388        4.74%
    Certificate of deposit accounts           302,024        8,776        5.86%       322,137        8,129        5.07%
                                             -------------------------------------------------------------------------
    Total interest bearing deposits           741,863       16,720        4.54%       610,876       13,383        4.41%
    Borrowed funds                             39,858        1,234        6.16%        48,794        1,156        4.69%
                                             -------------------------------------------------------------------------
      Total interest bearing liabilities      781,721       17,954        4.63%       659,670       14,539        4.43%
                                                                        ------                                  ------
  Noninterest bearing deposits                 47,464                                  43,263
  Other noninterest bearing liabilities         7,773                                   6,988
                                             --------                                --------
  Total noninterest bearing liabilities        55,237                                  50,251
      Total liabilities                       836,958                                 709,921
      Stockholders' equity/retained
       earnings                               142,795                                 109,059
                                             --------                                --------
      Total liabilities and stockholders'
       Equity/retained earnings              $979,753                                $818,980
                                             ========                                ========
      Net interest income                                  $16,178                                 $14,216
                                                           =======                                 =======
      Net Interest rate spread (4)                                        2.68%                                   2.91%
      Net interest margin (5)                                             3.49%                                   3.65%
      Ratio of average interest-earning assets
       to average interest-bearing liabilities                          119.45                                  118.77

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


                                                    Port Financial Corp.
                                                    Rate/Volume Analysis
                                             Six Months Ending June 30, 2001
                                                    Increase/(Decrease)
                                                        (Unaudited)
                                             -------------------------------
                                                    Due to
                                                    ------
                                             Volume        Rate         Net
                                             ------------------       -------
                                                      (In thousands)

Interest earning assets:
  Short term investments                     $  830      $ (123)      $  707
  Certificates of deposit                       (30)        (13)         (43)
  Investment securities                         964         265        1,229
  Loans                                       3,301         183        3,484
                                             -------------------------------
      Total interest earning assets           5,065         312        5,377
                                             -------------------------------

Interest bearing liabilities:
  NOW accounts                                   94         (38)          56
  Savings accounts                              (22)        (65)         (87)
  Money market deposit accounts               2,930        (209)       2,721
  Certificate of deposit accounts              (433)      1,080          647
  Borrowed funds                               (110)        188           78
                                             -------------------------------
      Total interest bearing liabilities      2,459         956        3,415
                                             -------------------------------

Change in net interest income                $2,606      $ (644)      $1,962
                                             ===============================


                       Liquidity and Capital Resources

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank's maximum borrowing capacity from the Federal Home Loan Bank at June 30, 2001 was approximately $298.8 million, net of borrowings that were currently outstanding. In addition, the Bank can enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow the Bank to borrow money, using securities as collateral.

Liquidity management is both a daily and long term function of business management. The measure of a Company's liquidity is its ability to meet its cash commitments at all times with available cash or by conversion of other assets to cash at a reasonable price. Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds. Management believes that the Company has sufficient liquidity to meet its current operating needs.

At June 30, 2001, the Company exceeded each of the applicable regulatory capital requirements. The Company's leverage Tier 1 capital was $131.8 million, or 22.4% of risk-weighted assets, and 13.5% of average assets. The Company had a risk-based total capital of $141.8 million and a risk-based capital ratio of 24.1%.

See the "Consolidated Statements of Cash Flows" in the Unaudited
Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating and financing activities for the six months ended June 30, 2001 and June 30, 2000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative information about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2000.

The table below provides quantitative information on market risk as of June 30, 2001. It sets forth the estimated changes in net interest income that would result from a 200 basis point change in interest rates over the applicable twelve-month period.


                As of June 30, 2001
   ------------------------------------------
              (Dollars in thousands)

     Changes in
   Interest Rates    Net Interest
   (Basis Points)       Income       % Change
   --------------    ------------    --------

         200            34,037        -4.60%
           0            35,679            -
        -200            36,303         1.75%


During the six months ended June 30, 2000 the Company entered into an interest rate swap agreement with a notional value of $20 million. The Company utilizes interest rate swaps to manage the risk associated with interest rate changes. Under the terms of the swap agreement, the Company receives payments based on the weekly average rate on three month U.S. Treasury bills in exchange for payments based on a fixed rate. The swap has a maturity of 2 years and is not callable. This swap is intended to reduce the impact on net interest income from a rise in interest rates. The swap had no material effect on income during the second quarter of 2001.

Part II - OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of shareholders on May 2, 2001 (the "Meeting"). All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

1.    Election of four candidates to the board of directors.

      The number of votes cast with respect to this matter was as follows:


Nominee                       For            Withheld
-------                       ---            --------

Samuel C. Fleming          6,525,705          35,555
Robert D. Happ             6,525,605          35,655
Jane L. Lundquist          6,526,105          35,155
Sandra J.Sucher            6,524,375          36,885


2. Approval of Article IX of the Port Financial Corp. 2000 Stock Option Plan, allowing for, among other things, acceleration of vesting upon retirement or change in control.

      The number of votes cast with respect to this matter was as follows:


         For           Against         Abstain
         ---           -------         -------

      4,931,979        200,020        208,078


3. Approval of Article X of the Port Financial Corp. 2000 Recognition and Retention Plan, allowing for, among other things, acceleration of vesting upon retirement or change in control.

      The number of votes cast with respect to this matter was as follows:


         For           Against        Abstain
         ---           -------        -------

      5,053,138        255,416        31,623


      There were no broker held non-voted shares represented at the Meeting with respect to these proposals.

Item 5.  Other Information

         None

Item 6.  Reports on Form 8-K
         None

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Port Financial Corp.
                                       ------------------------------------
                                       (Registrant)

                                       By: /s/ James B. Keegan
                                           --------------------------------
                                           James B. Keegan
                                           Chairman and Chief Executive
                                           Officer

                                       By: /s/ Charles Jeffrey
                                           --------------------------------
                                           Charles Jeffrey
                                           Senior Vice President and
                                           Chief Financial Officer

August 9, 2001