Form 10-Q
period 2001-09-30
PORT FINANCIAL CORP
filed 2001-11-13
CIK 1099517

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_____________________

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-29343

Port Financial Corp.
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-1145480 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at November 9, 2001
Common Stock, Par value $.01	6,063,817


TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements of Port Financial Corp. Consolidated Balance Sheets (Unaudited) - September 30, 2001 and December 31, 2000
Consolidated Statements of Operations (Unaudited) - Three months ended September 30, 2001 and September 30, 2000
Consolidated Statements of Operations (Unaudited) - Nine months ended September 30, 2001 and September 30, 2000
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) Nine months ended September 30, 2001
Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2001 and September 30, 2000
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
Signatures


Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Port Financial Corp.
Consolidated Balance Sheets
(Unaudited)
	September 30, 2001	December 31, 2000
ASSETS	(In Thousands)

Cash and due from banks	$ 11,126	$ 11,819
Federal funds sold	-	36,680
Other interest bearing cash equivalents	3,780	21,768
Total cash and cash equivalents	14,906	70,267

Certificates of deposit	2,093	104
Investment securities held to maturity, at amortized cost	14,710	22,332
(Fair value was $14,913 and $22,443)
Investment securities available for sale, at fair value	286,688	181,196
Loans held for sale	613	823
Loans, net	724,308	687,382
Federal Home Loan Bank Stock, at cost	5,727	4,951
Savings Bank Life Insurance Stock, at cost	1,934	1,934
Banking premises and equipment, net	23,412	23,649
Accrued interest receivable	6,682	6,131
Other assets	4,910	5,900
Total assets	$1,085,983	$1,004,669

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$ 831,507	$ 806,021
Federal Home Loan Bank advances	112,648	35,801
Mortgagors' escrow payments	4,505	3,801
Accrued expenses and other liabilities	9,439	6,993
Total liabilities	958,099	852,616

Commitments and Contingencies (Note 2)

Stockholders' Equity:
Preferred stock, $ .01 par value -
Authorized - 5,000,000 shares
Issued and outstanding - no shares	-	-
Common stock, $ .01 par value -
Authorized - 30,000,000 shares
Issued - 7,442,818 shares at September 30, 2001
and December 31, 2000; shares outstanding
6,056,217 and 7,442,818 in 2001 and 2000,
respectively	74	74


Port Financial Corp.
Consolidated Balance Sheets-(Continued)
(Unaudited)
	September 30, 2001	December 31, 2000
	(In Thousands)

Additional paid-in capital	70,848	76,284
Treasury stock, at cost - 1,386,601 shares at September 30, 2001	(28,246)	-
Unearned compensation - Recognition and retention plan	(3,560)	(4,304)
Unearned compensation - ESOP	(7,089)	(7,277)
Retained earnings	88,214	82,750
Accumulated other comprehensive income	7,643	4,526
Total stockholders' equity	127,884	152,053
Total liabilities and stockholders' equity	$1,085,983	$1,004,669

See the accompanying notes to unaudited consolidated financial statements.


Port Financial Corp.
Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)
	Three Months Ended September 30,
	2001	2000

Interest and dividend income:
Interest on loans	$ 12,967	$ 12,937
Interest and dividends on investment securities	4,076	3,002
Interest on other cash equivalents	176	315
Interest on certificates of deposit	33	2
Total interest and dividend income	17,252	16,256

Interest expense:
Interest on deposits	7,489	8,254
Interest on borrowed funds	927	340
Total interest expense	8,416	8,594

Net interest income	8,836	7,662

Provision for possible loan losses	325	250

Noninterest income:
Customer service fees	316	269
Gain on sale of investment securities	374	-
Gain on sale of loans, net	209	86
Loan servicing fee income	100	120
Other income	450	261
Total noninterest income	1,449	736

Noninterest expense:
Compensation and employee benefits	3,637	3,123
Occupancy and equipment expense	780	864
Data processing service fees	500	332
Marketing and investor relations	388	262
Other noninterest expense	831	1,012
Total noninterest expenses	6,136	5,593
Income before provision for income taxes	3,824	2,555
Provision for income taxes	1,299	875
Net income	$ 2,525	$ 1,680

Earnings per share:
Basic	$ 0.44	$ 0.24
Diluted	$ 0.43	$ 0.24

Weighted average shares outstanding:
Basic	5,792,090	6,920,296
Diluted	5,929,500	6,920,296

See the accompanying notes to unaudited consolidated financial statements


Port Financial Corp.
Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)
	Nine Months Ended September 30,
	2001	2000

Interest and dividend income:
Interest on loans	$ 39,497	$ 35,984
Interest and dividends on investment securities	10,256	7,952
Interest on other cash equivalents	1,534	966
Interest on certificates of deposit	97	109
Total interest and dividend income	51,384	45,011

Interest expense:
Interest on deposits	24,209	21,636
Interest on borrowed funds	2,161	1,496
Total interest expense	26,370	23,132

Net interest income	25,014	21,879

Provision for possible loan losses	725	666

Noninterest income:
Customer service fees	920	749
Gain on sale of investment securities	374	-
Gain on sale of loans, net	542	159
Gain on sale of branch deposits	529
Loan servicing fee income	324	378
Other income	1,301	567
Total noninterest income	3,990	1,853

Noninterest expense:
Compensation and employee benefits	10,688	8,861
Occupancy and equipment expense	2,456	2,558
Data processing service fees	1,512	1,107
Marketing and investor relations	951	785
Other noninterest expense	2,719	2,648
Total noninterest expenses	18,326	15,959
Income before provision for income taxes	9,953	7,107
Provision for income taxes	3,409	2,504
Net income	$ 6,544	$ 4,603

Earnings per share:
Basic	$ 1.05	Not meaningful
Diluted	$ 1.04	Not meaningful

Weighted average shares outstanding:
Basic	6,235,986	-
Diluted	6,316,763	-

See the accompanying notes to unaudited consolidated financial statements


Port Financial Corp.
Consolidated Statement of Changes in Stockholders' Equity
For The Period Ending September 30, 2001
(In Thousands)
(Unaudited)
				Accumulated
		Additional		Other	Unearned
	Common	Paid-In	Retained	Comprehensive	Compensation	Treasury		Comprehensive
	Stock	Capital	Earnings	Income	ESOP/RRP	Stock	Total	Income

Balance at December 31, 2000	$74	$76,284	$82,750	$4,526	$(11,581)	$ -	$152,053	$ -

Net income	-	-	6,544	-	-	-	6,544	6,544
Change in unrealized gain on
securities available for sale,
net of taxes	-	-	-	3,375	-	-	3,375	3,375
Change in fair market value of
swap agreement, net of taxes	-	-	-	(258)	-	-	(258)	(258)
Purchase of RRP stock	-	(5,453)	-	-	-	-	(5,453)	-
Purchase of Treasury Stock	-	-	-	-	-	(28,246)	(28,246)	-
Net forfeiture of RRP awards	-	(82)	-	-	82	-	-	-
Amortization of unearned
compensation	-	99	-	-	850	-	949	-
Cash dividends - $17 per share	-	-	(1,080)	-	-	-	(1,080)	-

Balance at September 30, 2001	$74	$70,848	$88,214	$7,643	$(10,649)	$(28,246)	$127,884	$9,661


Port Financial Corp.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)
	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$ 6,544	$ 4,603
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	725	666
Depreciation and amortization	1,406	960
Net gain on sales of investment securities	(374)	-
Amortization of premiums on investment securities, net	119	131
(Increase) decrease in cash surrender value of
life insurance policies	(145)	39
Gain on loan sales, net	(542)	(159)
Proceeds from sale of loans	47,439	14,031
Loans originated for sale	(46,687)	(16,425)
Gain on sale of branch deposits	(529)	-
Amortization of unearned compensation	949	204
Decrease in other assets	1,135	617
Increase in accrued interest receivable	(551)	(2,515)
Increase in deferred tax on other comprehensive income	(1,888)	(578)
Decrease in deferred loan fees	(9)	(318)
Increase in accrued expenses and other liabilities	2,446	1,246

Net cash provided by operating activities	10,038	2,502

Cash flows from investing activities:
Proceeds from maturities and principal repayments
of Securities available for sale	60,466	13,383
Purchases of securities available for sale	(160,263)	(54,680)
Proceeds from maturities and principal repayments
of held to maturity securities	7,624	479
Purchases of securities held to maturity	-	(24,969)
Proceeds from maturities of certificates of deposit	109	5,228
Purchase of certificates of deposit	(2,098)	(179)
Purchase of FHLB stock	(776)	(499)
Purchase of premises and equipment	(1,169)	(12,766)
Net increase in loans	(37,610)	(87,642)
Recoveries of loans previously charged-off	60	94

Net cash used in investing activities	(133,657)	(161,551)


Port Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)
	Nine Months Ended September 30,
	2001	2000
Cash flows from financing activities:
Increase (decrease) in term deposits	13,500	(1,094)
Decrease in term deposits due to sale of branch deposits	(5,958)	-
Increase in demand deposits, NOW accounts and Savings accounts	28,107	145,188
Decrease in demand deposits, NOW accounts and Savings accounts due to sale of branch deposits	(10,163)	-
Increase in mortgagors' escrow payments	704	974
Increase (decrease) to borrowings	76,847	(29,886)
Net proceeds on stock offering	-	71,820
Cash dividends	(1,080)	-
ESOP purchase	-	(7,514)
RRP stock purchase	(5,453)	-
Treasury stock purchase	(28,246)	-

Net cash provided by financing activities	68,258	179,488

Net increase (decrease) in cash and cash equivalents	(55,361)	20,439

Cash and cash equivalents, beginning of year	70,267	19,429

Cash and cash equivalents, end of period	$ 14,906	$ 39,868

Supplemental disclosures of cash flows information:
Cash paid for interest	$ 26,258	$ 23,067
Cash paid for income taxes	$ 3,404	$ 2,455
Forfeiture of unearned compensation	$ 82	$ -

See the accompanying notes to unaudited consolidated financial statements.


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

2) Commitments and Contingencies

At September 30, 2001, the Company had outstanding commitments to originate loans amounting to approximately $21.7 million, and unadvanced funds on construction loans and lines of credit amounting to approximately $1.9 million and $172.5 million, respectively.


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

Earnings per share is not presented for the nine month period ended September 30, 2000 because the earnings per share calculation for the period prior to April 11, 2000 (the date of conversion to a stock company) is not meaningful. Prior to April 11, 2000, the Company was a mutual holding company and no stock was outstanding.

The following table summarizes the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income	$ 2,525	$ 1,680	$ 6,544	$4,603
Weighted average common shares outstanding	5,792,090	6,920,296	6,235,986	-
Dilutive effect of common stock equivalents	137,410	-	80,777	-
Weighted average common and common equivalent shares outstanding	5,929,500	6,920,296	6,316,763	-
Basic earnings per share Dilutive effect of common stock equivalents Diluted earnings per share	$ 0.44 (0.01) $ 0.43	$ 0.24 - $ 0.24	$ 1.05 (0.01) $ 1.04	Not meaningful Not meaningful Not meaningful

There are no stock options that could potentially dilute earnings per share in the future which were not included in the computation of the of the common stock equivalents because to do so would have been antidilutive.

4) Reclassification

The Company's Balance Sheets as of December 31, 2000, March 31, 2001 and June 30, 2001 classified the shares granted to employees under the Company's Recognition and Retention Plan ("RRP Plan", or "the Plan") as shares issued and outstanding. During the first quarter of 2001, the Plan Trustee purchased shares from the market for eventual


distribution to grantees. The Balance Sheets as of March 31, 2001 and June 30, 2001 classified these shares as treasury shares. As of September 30, 2001, the Company has reclassified these shares, which were never legally issued, and the prior periods have been restated to conform to the current presentation. RRP grants are no longer classified as shares issued and outstanding. Shares purchased by the Trustee for the Plan are no longer classified as Treasury shares. The cost of the RRP shares is now treated as a deduction to Additional Paid-in Capital.

5) Stock Repurchases

On September 17, 2001 the Company announced a repurchase program to acquire 336,500 shares of its common stock. The Company completed these repurchases on September 21, 2001, at a cost of $7,043,235 or an average of $20.93 per share. On September 24, 2001 the Company announced another repurchase program to acquire 319,500 shares of its common stock. This program was completed on September 25, 2001. The cost of these shares totaled $6,779,795, or an average of $21.22 per share. On September 26, 2001, the Company announced another repurchase program to acquire 303,111 shares of its common stock. As of September 30, 2001, the Company had purchased 6,000 shares under the most recent program, at a cost of $135,215, or an average price of $22.475 per share.


6) Loans

The loan portfolio consisted of the following (unaudited):

	September 30, 2001	December 31, 2000
(In Thousands)
Real estate loans- Residential Commercial Home equity lines of credit Construction Total real estate loans	$365,986 253,874 90,968 15,901 726,729	$353,518 241,325 82,885 11,458 689,186
Commercial	1,806	1,083
Consumer Total loans	4,587 733,122	5,172 695,441
Less-Allowance for possible loan losses Total loans, net	8,814 $724,308	8,059 $687,382

7) Deposits

A summary of deposit balances, by type, is as follows (unaudited):

	September 30, 2001	December 31, 2000
	(In Thousands)
Demand deposit accounts NOW accounts Regular savings accounts Money market accounts	$ 47,399 110,830 53,917 303,198	$ 46,138 69,101 51,864 330,297
Total noncertificate accounts	515,344	497,400
Term certificates- Term certificates less than $100,000 Term certificates of $100,000 and over	246,855 69,308	250,662 57,959
Total term certificate accounts	316,163	308,621
Total deposits	$831,507	$806,021


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

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies.

Reportable segments and reconciliation to consolidated financial information is as follows:

	Community Banking	Other	Consolidation Adjustments	Consolidated
September 30, 2001:	(Unaudited) (In Thousands)

Investment securities available
  For sale and held to maturity
Loans, net
Total assets
Total deposits (1)
Total liabilities
Total interest and dividend income
Total interest expense
Net interest income
Provision for possible loan losses
Total noninterest income
Total noninterest expense
Net income

	$ 267,613 724,308 1,051,099 836,012 958,099 48,987 26,790 22,197 725 3,990 17,484 5,244	$ 47,174 7,206 150,344 - 12,644 12,565 12 12,553 - - 842 11,036	$ (13,389) (7,206) (115,460) - (12,644) (10,168) (432) (9,736) - - - (9,736)	$ 301,398 724,308 1,085,983 836,012 958,099 51,384 26,370 25,014 725 3,990 18,326 6,544


	Community Banking	Other	Consolidation Adjustments	Consolidated
September 30, 2000:	(Unaudited) (In Thousands)

Investment securities available
  For sale and held to maturity
Loans, net
Total assets
Total deposits (1)
Total liabilities
Total interest and dividend income
Total interest expense
Net interest income
Provision for possible loan losses
Total noninterest income
Total noninterest expense
Net income

	$162,225 666,716 900,191 766,387 807,672 42,930 23,380 19,550 666 1,853 15,560 3,316	$ 47,078 7,514 160,312 - 1,960 2,329 - 2,329 - - 399 1,287	$ (10,393) (7,514) (111,258) - (9,593) (248) (248) - - - - -	$198,910 666,716 949,245 766,387 800,039 45,011 23,132 21,879 666 1,853 15,959 4,603

(1) Includes mortgagors' escrow payments

9) New Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

On June 15, 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133." The Statement addresses a limited number of issues causing implementation difficulties for numerous entities that are required to implement SFAS No. 133.

Statement 133 as amended by SFAS No.'s 137 and 138, is effective for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments


embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

The Company adopted SFAS No. 133 in the first quarter of 2001. The adoption of SFAS No. 133 did not have a material effect on the consolidated financial statements but could have the effect of increasing the volatility in reported earnings and accumulated other comprehensive income.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board, and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations and requires that the purchase method of accounting be used for all business combinations. This statement is effective for business combinations initiated after July 1, 2001. The Company does not believe the adoption of this statement will have any impact on its consolidated financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and management has concluded that this statement will have no impact on its consolidated financial position or results of operations since it doesn't currently have any goodwill.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets, and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this statement will have a material effect on the Company's financial condition.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121 and portions of APB Opinion No. 30. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise. This statement is


effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not believe that the adoption of this statement will have a material effect on the Company's financial condition.


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


Comparison of Financial Condition at September 30, 2001 and December 31, 2000

Total assets increased by $81.3 million, from $1.0 billion at December 31, 2000 to $1.09 billion at September 30, 2001. This growth consisted of net increases in cash, cash equivalents and investment securities totaling $44.5 million and an increase in net loans of $36.9 million. Cash and federal funds balances of $70.3 million at December 31, 2000 were largely redeployed into investment securities, thus reducing cash/cash equivalent balances by $55.4 million, to $14.9 million at September 30, 2001. In addition to this redeployment of cash, the Company made additional securities purchases, bringing the September 30, 2001 balance of investment securities to $301.4 million, compared to a balance of $203.5 million at December 31, 2000. These investments were primarily agency guaranteed mortgage-backed securities. The Company also repurchased common stock shares totaling $28.2 million in 2001.

Growth in the loan portfolio consisted almost entirely of loans secured by real estate. The residential mortgage and commercial real estate portfolios each grew by $12.5 million, home equities and other consumer real estate loans rose by $8.1 million, and construction loan balances were up $4.4 million. The declining interest rate environment that has prevailed during 2001 has provided property owners with opportunities to refinance, leading to increased demand for loan products that the Bank has actively marketed.

Non-performing assets totaled $63,000 and $134,000 at September 30, 2001 and December 31, 2000, respectively. The totals as of each date consist of student loans.

The allowance for possible loan losses was $8.8 million at September 30, 2001, or 1.2% of total loans. This compares to $8.1 million and 1.16% at December 31, 2000. The Company believes that the current allowance for loan losses accurately reflects the size and level of risk in the loan portfolio. Although there has been no significant increase in payment delinquencies or non-performing assets, the Company believes that the addition to the allowance is prudent, given weaknesses in the general economic environment.

Deposits at September 30, 2001 totaled $831.5 million, an increase of $25.5 million from $806.0 million at December 31, 2000. This increase consisted of $43.0 million in checking accounts, $2.1 million in savings accounts, and $7.5 million in time deposits partially offset by a reduction of $27.1 million in money market accounts. During the third quarter, the Bank featured its Premier Checking account, with a marketing program designed to attract new checking account customers. This program was the primary reason for the growth in NOW account and demand deposit account balances.

The decline in stockholders equity to $127.9 million at September 30, 2001 from $152.1 million at December 31, 2000 reflects the cost of repurchasing 1,386,601 shares during the first nine months of 2001 at a total cost of $28.2 million. The effect of share repurchases on stockholders equity was partially offset by increases in retained earnings and other comprehensive income.


Comparison of Operating Results for the Three Months Ended
  September 30, 2001 and 2000

Net income for the quarter ended September 30, 2001 was $2.5 million, or $.43 per diluted share, compared to $1.7 million, or $.24 per diluted share, for the comparable prior year period.

Interest Income

Interest income increased $996,000, or 6.13%, to $17.3 million. This increase reflected the 14.9% growth in the average balance of interest-earning assets to $985.7 million in the third quarter of 2001.

Investment income rose $966,000 as the average balances of cash, cash equivalents and investment securities in the 2001 period were $75.9 million, or 37.6%, higher than the average balances for the third quarter of 2000. During this year's third quarter, the Company increased its portfolio of mortgage-backed securities funding them primarily with extended term borrowings from the Federal Home Loan Bank. The lower interest rate environment reduced the yield on investment securities to 6.39%, 22 basis points lower in the 2001 period compared with the prior year.

Interest on loans increased $30,000 as the effect of higher average loan balances, which increased $51.8 million over the 2000 quarter, was largely offset by a 56 basis point decline in the average yield.

Interest Expense

Total interest expense for the three months ended September 30, 2001 was $8.4 million, down $178,000 from the same period in 2000. Interest expense on deposit accounts was down $765,000 as a result of significantly lower rates on interest-bearing deposits. The average cost of deposits was 3.90% in the 2001 period, a reduction of 95 basis points from the comparable 2000 quarter. The decline in deposit rates reflects the general reduction in market rates, especially since the beginning of 2001.

A $40.8 million increase in the average balance of borrowings resulted in borrowing expense of $927,000 compared with $340,000 in the third quarter of 2000. The average cost of borrowings in the 2001 period was 5.40%. During the third quarter of 2000, the Company capitalized $106,000 of interest payments related to the financing of its administration center building. If the capitalized amount had been recorded as an expense, total borrowing expense would have been $446,000 in the 2000 period, representing an average cost of borrowings of 6.61%.

Net Interest Income

Net interest income increased 15.3%, or $1.2 million, in the third quarter of 2001 as compared to the same period last year. The net interest margin was 3.56%, up from 3.55% in the 2000 quarter. The interest rate spread was 3.02% in the quarter ended September 30, 2001, compared with 2.72% during the same period last year.


Provision for Possible Loan Losses

The Company recorded a provision for loan losses of $325,000 for the quarter ended September 30, 2001 and $250,000 in the same quarter of 2000. The higher provision reflects the growth in portfolio loan balances in the 2001 period. Although there has been no significant increase in payment delinquencies or non-performing assets, the Company believes that the additional provision for loan losses is prudent, given weaknesses in the general economic environment.

Non-Interest Income

Non-interest income of $1.4 million in the third quarter of 2001 includes a gain on the sale of common stock of the NYCE Corporation, a regional ATM network. The sale of the Bank's shares is not expected to impact its ongoing participation in the network. Excluding this gain, non-interest income increased $339,000, or 46.0% to $1.1 million from $736,000 in the third quarter of 2000. Fees from sales of investment products represented the largest portion of the increase, totaling $210,000 in this year's third quarter compared to $45,000 in the 2000 quarter. The Company has expanded its team of investment advisors as well as its product offerings this year. Loan sale gains of $209,000 represents an increase of $123,000 from the 2000 period. These gains are generated from the sale of fixed rate residential mortgages. The lower interest rate environment that prevailed in the third quarter of 2001 produced higher volumes of fixed rate mortgage applications. Customer service fees of $316,000 increased $47,000 over the 2000 quarter, largely due to the increased number of checking accounts and fees derived from activity in those accounts.

Non-Interest Expense

Non-interest expense increased $543,000, or 9.7%, to $6.1 million for the third quarter of 2001, compared to $5.6 million in the 2000 period. The cost of the RRP, which was not in place during the 2000 period, represented $221,000 of the increase. Data processing expense rose $168,000 as a result of the higher level of activity coming from transaction accounts and the cost of the internet banking service. Marketing expenses, which were $126,000 above the 2000 period, reflected the cost of home equity and deposit promotions.

Occupancy and equipment expense of $780,000 represents a decrease of $84,000 from the prior year period. The Company's administrative center building was not fully rented during until the fourth quarter of 2000.

The annualized expense ratio, the ratio of non-interest expense to average assets, was 2.37% for the three months ended September 30, 2001, compared to 2.47% in the 2000 period.

Provision for Income Taxes

The Company's effective tax rate for the September 30, 2001 quarter was 34.0% as compared to 34.3% for the 2000 period. The impact of state taxation has been reduced as a result of activity in the Bank's and the Company's security corporations, and the Bank's real estate investment trust.


Comparison of Operating Results for Nine Months Ended September 30, 2001 and  2000

Net income rose $1.9 million to $6.5 million for the nine months ended September 30, 2001.  This equates to $1.04 per diluted share.  Earnings per share figures are not presented for the 2000 period because the Company was not public for the entire period.  The 2001 results include $533,000 after-tax gains from the first-quarter sale of Quincy branch deposits and the sale of NYCE common stock during the third quarter.

Interest Income

Interest income was $51.4 million, representing a $6.4 million, or 14.2%, increase over the 2000 results.  Growth in the average balance of interest-earning assets totaling $143.0 million was the primary reason for the growth of interest income.  Earnings on loans rose $3.5 million, a result of an additional $74.9 million in the average balance of the loan portfolio.  The Company's strategy includes expansion of its loan relationships with residential and commercial property owners in its market area.  The yield on loans was  15 basis points lower in the 2001 period, a reflection of the general interest rate environment.

Investment income increased by $2.9 million, the result of higher average investment portfolio balances.  Short term investments and investment securities averaged $252.8 million, $68.1 million higher than the 2000 period.   Proceeds from the issuance of stock were not received until April, 2000, so average investment portfolio balances were lower in the first nine months of last year.  The overall investment yield in the 2001 period was 6.29%, a decrease of 23 basis points from the first half of 2000, largely due to a 202 basis point drop in yield on short term investments.  This reflects the actions taken by the monetary authorities to reduce rates beginning in January of this year.

Interest Expense

Higher average balances of deposits during the nine months ended September 30, 2001 were the primary reason explaining the $2.6 million increase in deposit interest expense compared to same period in 2000.  Interest bearing deposits, which averaged $751.1 million this year, were $118.1 million over last year's first nine months.  Within the deposit category, money market average balances increased 51.3% to $311.5 million from $205.9 million in the 2000 period.  The Real Banking marketing campaign, featuring the Real Savings money market account, was the principal reason for this increase.  The campaign also focused on attracting new checking account customers, a major factor in the $31.2 million increase in average NOW account balances.

The average cost of deposits declined 26 basis points to 4.31%.  Competitive pressures increased rates on time deposits during the latter months of 2000, which explains the 52 basis point increase in average time deposit costs.  However, responding to cuts in the federal funds rate during the 2001 period, the Company was able to reduce rates on other deposit types, most significantly in money market accounts, which declined 94 basis points compared to average money market costs during the 2000 period.


Interest paid on borrowed funds was 5.81% during the first nine months of 2001, an increase of 105 basis points over the comparable 2000 period.  During the construction of its new administrative center, which was completed during the third quarter of 2000, the Company capitalized interest on the loan used for that purpose.  If that cost had been included in borrowing expense, the total cost of borrowings during the first nine months of 2000 would have been 6.30%.

Net Interest Income

The $3.1 million increase in net interest income was also affected by the stock offering proceeds, which were used to fund loan and investment portfolio growth.  The $139.6 million average balance of shareholders equity during the first nine months of this year was $17.7 million higher than the comparable period last year.  The net interest margin was 3.52%, down 10 basis points from 3.62% in the 2000 period. The interest rate spread was 2.80% in the 2001 period, compared with 2.84% last year.

Provision for Possible Loan Losses

The provision for loan losses of $725,000 in the first nine months of 2001 represents a increase of $59,000 over the 2000 period, and reflects the growth in the loan portfolio as well as the recent slowdown in economic activity.

Non-Interest Income

Non-interest income totaled $4.0 million in the 2001 period, up from $1.9 million a year earlier.  The 2001 period included pre-tax gains of $529,000 from the first quarter sale of Quincy branch deposits, and $374,000 from the third quarter sale of stock in the NYCE Corporation.   Mortgage sales gains of $542,000 were $383,000 higher than the 2000 period, as a result of the lower interest rate environment during the first nine months of 2001 that produced a higher level of fixed rate loan activity.  The Bank generally sells all fixed rate mortgages, servicing released, into the secondary market, and usually generates gains on these sales.

Customer service fees rose $171,000, a result of the increased number of transaction accounts opened during the Real Banking marketing promotion.

Other non-interest income, net of the Quincy and NYCE gains, rose $360,000.   Fees from sales of investment services were the main component of the increase in this category.

Non-Interest Expense

Non-interest expense increased $2.4 million, or 15.1%, to $18.3 million for the 2001 period.  The $1.8 million increase in compensation and benefit costs, 20.6% above the first nine months of 2000, includes $813,000 of RRP expenses in this year's first nine months that were approved in the fourth quarter of 2000.  The remaining increase in compensation and benefits includes the effects of higher commissions on mortgage and investment product sales, and the effects of annual wage adjustments.


Data processing fees increased by $405,000, from $1.1 million in the 2000 period to $1.5 million in the first nine months of 2001 due to higher transaction account activity and the costs of the Bank's internet banking service, which was introduced in April, 2000.

The annualized expense ratios for the nine-month periods were 2.46% in 2001 and 3.25% in 2000.

Provision for Income Taxes

The Company's effective tax rate for the nine months ended September 30, 2001 was 34.3% compared to 35.2% for the same 2000 period. The impact of state taxation has been reduced as a result of activity in the Bank's and Company's securities corporations and the Bank's real estate investment trust, which was formed during the second quarter of 2001.


The following tables set forth information relating to Port's financial condition and net interest income at and for the nine months ending September 30, 2001 and 2000 and reflect the average yield on assets and average cost of liabilities for the periods indicated.  Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown.  Average balances are derived from actual daily balances over the periods indicated.  Interest income includes fees earned from making changes in loan rates of terms, and fees earned when real estate loans were prepaid or refinanced.

Port Financial Corp.

Average Balance Sheet

For the Nine months Ending September 30, 2001 and 2000

(Unaudited)

2001

2000

 Average
Balance

Interest

 Average
Yield/
Cost

 Average
Balance

Interest

 Average
Yield/
Cost

(Dollars in thousands)

Assets:

   Interest earning assets:

      Short term investments(1)

      Certificates of deposit

      Investment securities(2)

      Loans(3)

         Total interest earning assets

   Allowance for possible

     loan losses

   Total noninterest earning assets

         Total assets

 $  42,627
      2,074
  208,119
  698,764
  951,584

     (8,339)
    52,301
995,546

 $  1,534
         97
  10,256
  39,497
  51,384

 4.81%
6.25%
6.59%
7.54%
7.21%

 $  18,894
      2,022
  163,814
  623,888
  808,618

     (7,393)
    45,303
846,528

 $     966
       109
    7,952
  35,984
  45,011

 6.83%
7.20%
6.48%
7.69%
7.42%

Liabilities and Equity:

   Interest bearing liabilities:

      NOW accounts

      Savings accounts

      Money market deposit

        accounts

      Certificate of deposit accounts

      Total interest bearing deposits

      Borrowed funds

         Total interest bearing

           liabilities

   Noninterest bearing deposits

   Other noninterest bearing liabilities

   Total noninterest bearing liabilities

      Total liabilities

   Stockholders' equity/retained

     earnings

         Total liabilities and

           stockholders' equity/

           retained earnings

     82,541
    52,817

  311,461
  304,323
  751,142
    49,070

  800,212
    47,785
      7,931
    55,716
  855,928

  139,618

$995,546

        940
       659

    9,513
  13,097
  24,209
    2,161

  26,370

 1.52%
1.67%

4.08%
5.75%
4.31%
5.81%

4.41%

     51,385
    54,277

  205,921
  321,445
  633,028
    41,281

  674,309
    42,818
      7,523
    50,341
  724,650

  121,878

$846,528

        503
       809

    7,736
  12,588
  21,636
    1,496

23,132

 1.31%
1.99%

5.02%
5.23%
4.57%
4.76%

4.58%

Net interest income

$25,014

$21,879

Net Interest rate spread (4)

2.80%

2.84%

Net interest margin (5)

3.52%

3.62%

 Ratio of average interest-earning
  assets to average interest-bearing
liabilities

118.85

119.89

(1)

Short term investments includes federal funds sold.

(2)

All investments securities that are considered available for sale are carried at market value, while securities that are held to maturity are held at cost.

(3)

Loans are net of deferred loan origination costs (fees).

(4)

Net interest rate spread represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.

(5)

Net interest margin represents net interest income as a percentage of average interest earning assets.


The following table shows how changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated.  Information is provided in each category with respect to:

*

Interest income changes attributable to changes in volume (changes in volume multiplied by prior rate);

*

Interest income changes attributable to changes in rate (changes in rate multiplied by prior volume); and

*

The net change.

The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Port Financial Corp.

Rate/Volume Analysis

Nine months Ending September 30, 2001

Net Interest IncomeIncrease/(Decrease)

(Unaudited)

Due to

Volume

Rate

Net

(In thousands)

 Interest earning assets:
   Short term investments
      Certificates of deposit
      Investment securities
      Loans
Total interest earning assets

 $   743
         3
  2,167
  4,195
7,108

 $  (175)
      (15)
      137
    (682)
(735)

 $   568
      (12)
  2,304
  3,513
6,373

 Interest bearing liabilities:
NOW accounts
Savings accounts
Money market deposit accounts
Certificate of deposit accounts
Borrowed funds
Total interest bearing liabilities

      346
        (21)
  2,800
      (587)
     307
2,845

         91
    (129)
  (1,023)
   1,096
      358
393

      437
    (150)
  1,777
     509
     665
3,238

Change in net interest income

$4,263

$(1,128)

$3,135


Liquidity and Capital Resources

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses.  The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage backed securities, maturities and calls of investment securities and funds provided by operations.  The Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank's maximum borrowing capacity from the Federal Home Loan Bank at September 30, 2001 was approximately  $331.4 million, net of borrowings that were currently outstanding.  In addition, the Bank can enter into reverse repurchase agreements with approved broker-dealers.  Reverse repurchase agreements are agreements that allow the Bank to borrow money, using securities as collateral.

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

At September 30, 2001, the Company exceeded each of the applicable regulatory capital requirements.  The Company's leverage Tier 1 capital was $120.2 million, or 19.5% of risk-weighted assets, and 11.7% of average assets.  The Company had a risk-based total capital of $ 130.7million and a risk-based capital ratio of 21.2%.

See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating and financing activities for the nine months ended September 30, 2001 and September 30, 2000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative information about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2000.

The table below provides quantitative information on market risk as of September 30, 2001.  It sets forth the estimated changes in net interest income that would result from a 200 basis point change in interest rates over the applicable twelve-month period.


 As of September 30, 2001
(Dollars in thousands)

 Changes in
Interest Rates
(Basis Points)

 Net Interest
Income

% Change

200

36,379

-6.91%

0

39,078

-

-200

40,427

3.45%

During the nine months ended September 30, 2001 the Company entered into an interest rate swap agreement with a notional value of $20.0 million. The Company utilizes interest rate swaps to manage the risk associated with interest rate changes. Under the terms of the swap agreement, the Company receives payments based on the weekly average rate on three month U.S. Treasury bills in exchange for payments based on a fixed rate. The swap has a maturity of 2 years and is not callable.  This swap is intended to reduce the impact on net interest income from a rise in interest rates.  This swap has been designated as a cash flow hedge of the variable cash flows associated with interest expense on the Treasury Index deposit accounts.  As of September 30, 2001, the Company was receiving a variable rate of 2.429% and paying a fixed rate of 4.10% on this swap.  The fair value of the swap of 437,000 was recorded as a liability and recorded against accumulated other comprehensive income.  The swap had no material effect on income during the third quarter of 2001.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

            None

Item 2. Changes in Securities and Use of Proceeds

            None


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

 Port Financial Corp.
(Registrant)
 By: /s/ James B. Keegan
James B. Keegan
Chairman and Chief Executive Officer

 By: /s/ Charles Jeffrey
Charles Jeffrey
Senior Vice President and
Chief Financial Officer

November 9, 2001
