Form 10-K
period 2001-12-31
PORT FINANCIAL CORP
filed 2002-03-29
CIK 1099517

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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
Telephone (617) 779-8300

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K [   ]

      As of March 8, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market, was 32.08. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

      As of March 8, 2002, 5,695,106 shares of Registrant's common stock were outstanding.

Documents Incorporated by Reference

      Part III of Form 10-K - Portions of the Proxy Statement for the Annual Meeting of Stockholders for the year ended December 31, 2001.


PORT FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2001

TABLE OF CONTENTS
Page
PART I ITEM.1. BUSINESS ITEM 2. PROPERTIES ITEM 3. LEGAL PROCEEDINGS ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	4 4 10 12 12

PART II
      ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS
      ITEM 6.   SELECTED FINANCIAL AND OTHER DATA
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

12 12 13 15 39 42 42

PART III
      ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      ITEM 11.   EXECUTIVE COMPENSATION
      ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT
      ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

42 42 42 42 42
PART IV ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K	43 43


Forward Looking Statements

      This Annual Report on Form 10-K contains "forward-looking statements" which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition and results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:
*	general and local economic conditions;
*	changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, and competition;
*	changes in accounting principles, policies, or guidelines;
*	changes in legislation or regulation; and
*	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products, and services.

      Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed.


Section I

ITEM 1.  BUSINESS

General

      Port Financial Corp. ("Port" or the "Company") is a Massachusetts-chartered stock holding company, which owns all of the capital stock of Cambridgeport Bank ("Cambridgeport" or the "Bank"). In April 2000, as part of its conversion, the Company converted from a Massachusetts-chartered mutual holding company, Cambridgeport Mutual Holding Company, to a Massachusetts-chartered stock holding company and changed its name to Port Financial Corp.

      The Company's principal business is its investment in Cambridgeport, which is a Massachusetts-chartered stock savings bank, chartered in 1853 and headquartered in Cambridge, Massachusetts. The Bank was named for the neighborhood of Cambridge in which it was established. The Cambridgeport district of Cambridge is located along the Charles River between the campuses of Harvard and MIT.

      The Federal Deposit Insurance Corporation ("the FDIC") insures the Bank's deposits up to applicable legal limits and the Depositors Insurance Fund insures deposits in excess of such amounts. The Bank is examined and regulated by the Division of Banks of the Commonwealth of Massachusetts and the FDIC.

      Cambridgeport is a community-oriented bank providing retail and business customers with value-driven products and services to meet customer needs. The Bank offers a wide variety of deposit products, residential mortgage loans, commercial real estate loans, commercial loans and consumer loans to its customers in the cities and towns around Cambridge, Massachusetts. The Bank has a network of ten full service banking offices and one Telebanking Center. The branch offices are strategically located in cities and towns with a strong base for real estate lending and deposit growth and where community bank competition has been reduced by the consolidating banking industry. As of December 31, 2001 approximately 68% of the Company's total assets were invested in loans. These loans are funded primarily by deposits with some reliance on Federal Home Loan Bank ("FHLB") borrowings. Total deposits amounted to $888.5 million at December 31, 2001 while FHLB borrowings totaled $115.2 million.

      As of December 31, 2001, $278.2 million of the loan portfolio consisted of commercial real estate and commercial construction loans and $90.1 million consisted of home equity lines of credit. These categories grew by $24.5 million and $7.2 million, respectively, compared with December 31, 2000. Non-performing assets were .01% of total assets while the Tier 1 leverage capital ratio was 10.6% on that date.

Regulation

      Because the Bank is a Massachusetts-chartered savings bank, its deposit accounts are insured up to applicable limits by the Bank Insurance Fund (the "BIF") of the FDIC and by the Depositors Insurance Fund. The Bank is subject to extensive regulation, examination and supervision by both the Commonwealth of Massachusetts Division of Banks (the "Division") as its primary corporate regulator, and by the FDIC as its deposit insurer.

      The Company, as a bank holding company controlling the Bank, is subject to the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the rules and regulations of the Federal Reserve Board under the BHCA and to the provisions. The Company is also subject to the Massachusetts General Laws applicable to savings banks and other depository institutions and their holding companies (the "Massachusetts banking laws") and the regulations of the Division under the Massachusetts banking laws. The Company is also subject to the rules and regulations of the Securities and Exchange Commission.

      Any change in such laws and regulations, whether by the Division, the FDIC, the Federal Reserve Board, or the Securities and Exchange Commission or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders.

Massachusetts Banking Regulation

      Massachusetts Community Reinvestment Act. Cambridgeport Bank is subject to provisions of the Massachusetts banking laws that, like the provisions of the federal Community Reinvestment Act, impose continuing and affirmative obligations upon a banking institution organized in Massachusetts to serve the credit


needs of its local communities. The obligations of the Massachusetts Community Reinvestment Act ("MCRA") are similar to those imposed by the federal Community Reinvestment Act with the exception of the assigned exam ratings. Massachusetts banking law provides for an additional exam rating of "high satisfactory" in addition to the federal Community Reinvestment Act ratings of "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Division has adopted regulations to implement the MCRA that are based on the federal Community Reinvestment Act, including periodic assessment of a bank's compliance with the MCRA. See "Federal Banking Regulation - Community Reinvestment Act." The MCRA also requires the Division to make its assessments available to the public.

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

      Dividends. Under the Massachusetts banking laws, a stock savings bank may, subject to several limitations, declare and pay a dividend on its capital stock out of the bank's net profits. A dividend may not be declared, credited or paid by a stock savings bank so long as there is any impairment of capital stock. No dividend may be declared on the bank's common stock for any period other than for which dividends are declared upon preferred stock, except as authorized by the Commissioner. The approval of the Commissioner is also required for a stock savings bank to declare a dividend, if the total of all dividends declared by the savings bank in any calendar year shall exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. In addition, federal law may also limit the amount of dividends that may be paid by Cambridgeport. See "Federal Banking Regulation - Prompt Corrective Action" below.

      Examination and Enforcement. The Division is required to examine savings banks at least once every calendar year or at least once each 18-month period if the savings bank qualifies as well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Act. See "Federal Banking Regulation - Prompt Corrective Action" below.

Federal Banking Regulation

      Capital Requirements. FDIC regulations require BIF-insured banks, such as the Bank, to maintain minimum levels of capital. The FDIC regulations define two tiers, or classes, of capital.--Tier 1 Capital and Tier 2 Capital.

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

      FDIC regulations also require that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on risks the FDIC believes are inherent in the type of asset or item.


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

      At December 31, 2001, the Bank was considered "well-capitalized" under FDIC guidelines.

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

      Before initiating any new investment or activity that is not permissible for a national bank or otherwise permissible under Section 24 of the FDIC regulations, an insured bank must seek approval from the FDIC. As conditions for FDIC approval, banks must meet the FDIC's minimum capital requirements and the FDIC must determine that the activity does not present a significant risk to the FDIC insurance funds.

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

      The Deposit Insurance Funds Act of 1996 establishes the assessment base for payments on bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Beginning January 1, 1997, the assessment base is defined as deposits of institutions such as Cambridgeport Bank that are insured by the Bank Insurance Fund. The rate of assessment for Bank Insurance Fund-assessable deposits is one-fifth of the rate applied to deposits that are insured by the Savings Association Insurance Fund.

      Under the FDIA, the FDIC may terminate the insurance of an institution's deposits if the FDIC finds that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by


the FDIC. The management of Cambridgeport Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

      Transactions with Affiliates of Cambridgeport Bank. Transactions between an insured bank, such as Cambridgeport, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the Federal Reserve Board has proposed a comprehensive regulation implementing Sections 23A and 23B, which would establish certain exceptions to this policy.

      Section 23A:
*

limits the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and retained earnings, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

*	requires that all such transactions be on terms that are consistent with safe and sound banking practices.

      The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate.

      Community Reinvestment Act. Under the federal Community Reinvestment Act ("CRA"), any insured depository institution, including Cambridgeport Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community. The CRA also requires the FDIC to take such record into account when it evaluates applications by the institution, including applications for additional branches and acquisitions.

      The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. Cambridgeport Bank received an "outstanding" rating in its CRA examination conducted by the FDIC on June 5, 2000.

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


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

      Loans to a Bank's Insiders. A bank's loans to its executive officers, directors, any owner of 10% or more of its stock (each, an "insider") and any entities affiliated with an insider are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O. Under these restrictions, the aggregate amount of the loans to any insider and any entities affiliated with such insider may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Cambridgeport Bank's loans. (See "Massachusetts Banking Regulation - Loans-to-One Borrower Limitations.") All loans by a bank to all insiders and their affiliates in the aggregate may not exceed the bank's unimpaired capital and unimpaired retained earnings. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

Holding Company Regulation

      Port Financial Corp. is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted minimum capital adequacy requirements for bank holding companies, measured on a consolidated basis, that are substantially similar to those of the FDIC for Cambridgeport Bank. As of December 31, 2001, Port Financial Corp.'s total capital and Tier 1 capital ratios exceeded these minimum capital requirements.

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

      Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions of the FDICIA, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. See "Federal Banking Regulation - Prompt Corrective Action" above. If an undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the holding company of the undercapitalized bank from paying any dividend or making any other form of capital distribution.

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


may merge with other banks only after receiving the approval of the appropriate federal bank regulatory agency. A national or state bank may establish a de novo branch out of state if such branching is expressly permitted by the other state.

Change in Control Regulations

      Federal Restrictions. Under the federal Change in Bank Control Act, any person (including a company or a group acting in concert) seeking to acquire 10% or more of the outstanding shares of Port's common stock is required to submit prior notice to the Federal Reserve Board, unless the Federal Reserve Board has found that the acquisition of such shares will not result in a change in control of Port. Under the Bank Holding Company Act, the Federal Reserve Board has 60 days within which to act on such a notice, taking into consideration such factors as the financial and managerial resources of the acquirer, the convenience and needs of the communities served by Port and Cambridgeport Bank, and the anti-trust effects of the acquisition. Under the Bank Holding Company Act, any company would be required to obtain prior approval from the Federal Reserve Board before it may obtain "control" of Port. The term "control" is defined generally under the Bank Holding Company Act to mean the ownership or power to vote 25% or more of any class of voting securities of an institution, or the ability to control in any manner the election of a majority of the institution's directors.

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

Federal Securities Law

      The common stock of Port Financial Corp. is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

      In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

      Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:
*

Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Rules promulgated under this Section are due by April 24, 2002.

*

Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

*

Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Rules promulgated under this Section are due by April 24, 2002, to be effective by July 23, 2002.

*

Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

*	Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

Personnel

      As of December 31, 2001, the Company had 175 full-time employees and 32 part-time employees. The employees are not represented by a collective bargaining unit.

ITEM 2.  PROPERTIES

      Port conducts business from its administrative center at 1380 Soldiers Field Road, Brighton, Massachusetts, and from its ten full-service banking offices. Port and certain administrative and operations departments of the Bank, including the Telebanking Center, occupy approximately 42,000 square feet of the 74,000 square-foot administrative center, which is owned by a subsidiary of the Bank. Tenants under long-term leases occupy the remainder of the building.


The Bank's headquarters and its main branch are located at 689 Massachusetts Avenue in Cambridge, in a three-story building owned by the Bank. The building contains approximately 40,000 square feet. An unaffiliated company occupies the upper two floors under a long-term lease. As of December 31, 2001, the Company's properties and leasehold improvements had an aggregate net book value of $20.8 million.

Location	Ownership	Year Opened	Lease or License Expiration (1)
Corporate Headquarters 1380 Soldiers Field Road Brighton, MA 02135	Owned	2000	-
Bank Headquarters/Main Office: 689 Massachusetts Avenue Cambridge, MA 02139	Owned	1903	-
Branch Offices: 1751 Massachusetts Avenue Lexington, MA 02420	Leased	1978	2007
522 Main Street Winchester, MA 01890	Leased	1980	2009
Harvard Square Office 1290 Massachusetts Avenue Cambridge, MA 02139	Leased	1985	2011
177 Linden Street Wellesley, MA 02482	Leased	1994	2009
1243 Centre Street Newton, MA 02459	Leased	1995	2010
133 Chapel Street Needham, MA 02492	Leased	1995	2015
860 Massachusetts Avenue Arlington, MA 02476	Leased	2000	2015
315 Harvard Street (2) Brookline, MA 02446	Leased	2002	2016
Supermarket Offices: 150 W. Central Street Natick, MA 01760	Leased	1997	2003
338 Washington Street Westwood, MA 02090	Licensed	1997	2012
Other general office space: 2150 Washington Street Newton, MA 02462 (3)	Leased	1998	2003

(1)	Lease expiration dates assume all options to extend lease terms are exercised.
(2)	The lease of the Brookline property will commence in April 2002 and the Bank expects the branch office to commence operations during the second quarter of 2002.
(3)	This office is currently subleased to an unaffiliated company through the lease term, which expires on September 30, 2003. The Company does not intend to extend this lease after the expiration period.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

      Port's common stock is traded under the symbol "PORT" on the Nasdaq National Market. At December 31, 2001, its common stock closed at $26.07 per share. At March 8, 2002, there were 5,695,106 shares of Port Financial Corp.'s common stock outstanding, which were held of record by approximately 2,022 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

      Management and the Board of Directors frequently review the Company's cash dividend payout policy. The Board of Directors considers paying dividends, dependent on the results of operations and financial condition of Port, tax considerations, industry standards, economic conditions, regulatory restrictions and other factors. Port's ability to pay dividends also may depend on the dividends it receives from its subsidiary, Cambridgeport Bank. Dividend payments from the Bank are subject to regulations including the Bank's continued compliance with all regulatory capital requirements and its overall financial health.

      On January 23, 2002, the Board of Directors of Port Financial Corp. declared a quarterly cash dividend of $.10 per share of common stock, which was paid on February 22, 2002 to shareholders of record on February 6, 2002.

      The table below shows the high and low sales price during the periods indicated as well as dividends declared per share. The information set forth in the table below was provided by the Nasdaq Stock Market. Such information reflects interdealer prices without retail mark-up or mark-down, and may not represent actual transactions.

	Price Range		Dividends
For the Fiscal Year Ended December 31, 2001	High	Low
Fourth Quarter ended December 30, 2001	$28.39	$22.20	$.07
Third Quarter ended September 30, 2001	23.88	19.92	.07
Second Quarter ended June 30, 2001	20.25	17.75	.05
First Quarter ended March 31, 2001	20.25	17.06	.05
	Price Range		Dividends
For the Fiscal Year Ended December 31, 2000	High	Low
Fourth Quarter ended December 30, 2000	$17.69	$15.75	$.05
Third Quarter ended September 30, 2000	18.25	13.38	N/A
Second Quarter ended June 30, 2000 (1)	13.88	10.75	N/A
First Quarter ended March 31, 2000	N/A	N/A	N/A
(1)	Second quarter data is for the period from April 12, 2000 (the date of the Company's initial Public offering) to June 30, 2000.


ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

      The summary information presented below at or for each of the years presented is derived in part from the consolidated financial statements of Port Financial Corp. The following information is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1.
	At December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Selected Financial Data:
Total assets.	$ 1,138,210	$ 1,004,669	$ 762,741	$ 678,087	$ 619,368
Loans, net(1)	776,220	688,205	577,029	496,390	419,187
Investment securities available for sale	265,495	181,196	131,647	144,829	159,621
Investment securities held to maturity	14,444	22,332	-	-	-
Deposits (2)	888,519	809,822	621,319	568,075	520,357
Federal Home Loan Bank advances	115,249	35,801	55,891	27,066	21,604
Stockholders' equity/retained earnings	123,398	152,053	79,130	76,088	71,072
Allowance for possible loan losses	9,321	8,059	7,081	6,633	4,907
Non-performing assets	133	134	128	963	789

	For the Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Selected Operating Data:
Interest and dividend income	$ 69,636	$ 62,398	$ 49,971	$ 48,656	$ 43,961
Interest expense	34,748	32,703	25,706	25,880	23,554
Net interest income	34,888	29,695	24,265	22,776	20,407
Provision for possible loan losses	1,225	916	740	1,760	600
Net interest income after provision for loan losses	33,663	28,779	23,525	21,016	19,807
Total non-interest income	7,296	2,559	3,059	3,571	3,176
Total non-interest expenses	24,790	22,290	19,620	18,042	17,638
Income before provision for income taxes	16,169	9,048	6,964	6,545	5,345
Provision for income taxes	5,803	3,147	2,190	2,357	1,679
Net income	$ 10,366	$ 5,901	$ 4,774	$ 4,188	$ 3,666

Basic earnings per share	$ 1.74	N/A	N/A	N/A	N/A
Diluted earnings per share	$ 1.71	N/A	N/A	N/A	N/A
(1)	Loans include loans held for sale and are shown net of deferred loan fees and allowance for loan loss.
(2)	Includes mortgagor's escrow payments.

	At or for the Years Ended December 31,
	2001	2000	1999	1998	1997

Selected Financial Ratios and Other Data Performance Ratios:
Return on average assets	1.01%	0.67%	0.67%	0.63%	0.61%
Return on average equity	7.69	4.60	6.34	5.93	5.50
Average equity to average assets	13.15	14.65	10.56	10.71	11.14
Equity to total assets at end of period	10.84	15.13	10.37	11.22	11.47
Average interest rate spread	2.93	2.77	2.98	2.94	2.91

Net interest margin(4)	3.56	3.56	3.53	3.56	3.52
Average interest-earning assets to average interest-
bearing liabilities	119.35	120.10	114.71	115.32	115.04

Total non-interest expense to average assets	2.42	2.55	2.76	2.73	2.95
Efficiency ratio(5)	58.77	69.11	71.81	68.64	77.17

Regulatory Capital Ratios:
Regulatory Tier 1 leverage capital	10.56	15.37	10.42	10.66	11.04
Tier 1 risk-based capital	18.33	24.83	17.51	18.74	19.24
Total risk-based capital	20.05	26.50	19.29	20.54	20.51

Asset Quality Ratios:
Non-performing loans as a percent of total loans	0.02	0.02	0.02	0.19	0.19
Non-performing assets as a percent of total assets	0.01	0.01	0.02	0.14	0.13
Allowance for loan losses as a percent of total loans	1.19	1.16	1.21	1.32	1.16

Number of:
Full-service offices	10	11	10	10	9
Telebanking Center	1	1	1	1	1
Full-time equivalent employees	191	196	193	179	169
(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(5)	The efficiency ratio represents the ratio of non-interest expenses divided by the sum of net interest income and non-interest income excluding gains or losses on sales of investments.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

For the Years Ended 2001, 2000 and 1999

      The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes and selected statistical information incorporated by reference.

Critical Accounting Policies

      The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item of this Form 10-K. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

      The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower's ability to repay. The Company's methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 24-26 of Management's Discussion and Analysis.

Income Taxes.

      The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company's actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2001, there were no valuation allowances set aside against any deferred tax assets.

Interest Income Recognition.

      Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection. Interest is not accrued on other loans when management believes collection is doubtful. All loans considered impaired are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income.

General

      Port's operating results reflect earnings on its investments and the net income of its principal operating subsidiary, Cambridgeport. Cambridgeport's results of operations depend primarily on net interest income. Net interest income is the difference between the income earned on interest-earning assets and the interest paid on interest-bearing liabilities. Interest-earning assets consist of residential mortgage loans including home equity loans, commercial mortgage loans, consumer loans, mortgage-backed securities and investment securities. Interest-bearing liabilities include certificates of deposit, savings, money market and NOW account deposits, and borrowings from the Federal Home Loan Bank of Boston. The Company's operating results also depend on the provision for possible loan losses, non-interest income, and non-interest expenses. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest income includes service fees and charges.


      Port's results of operations may be affected significantly by economic and competitive conditions in its market area and elsewhere, including conditions that influence interest rates, government policies and the actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact the Company and the Bank. Furthermore, much of the Bank's loan portfolio is concentrated in loans secured by real estate located in the Boston metropolitan area.

      The Company's total assets increased $133.5 million, or 13.3%, to $1.14 billion at December 31, 2001, from $1.0 billion at December 31, 2000. This asset growth included an $88.0 million increase in net loans and loans held for sale, all of which were secured by residential or commercial real estate. Asset growth also included an increase of $77.7 million in investments.

      The growth in assets was funded by deposits, which rose by $78.5 million, or 9.7%, to $884.5 million at December 31, 2001, and an increase of $79.4 million in Federal Home Loan Bank borrowings. During 2001, the Bank focused its marketing efforts on acquiring new core deposit and loan relationships. The Bank's Premier Account marketing campaign began in June, offering a premium-rate money market account to checking account customers. This promotion was the primary reason for the deposit growth during 2001.

      The Company also reduced stockholders' equity during 2001, primarily through stock repurchase activities. Total stockholders equity at December 31, 2001 was $123.4 million, a reduction of $28.7 million from $152.1 million at December 31, 2000. The Company repurchased a total of 1,653,712 shares during 2001 at a total cost of $35.4 million. The Company also purchased 297,713 shares for the Port Financial Corp. 2000 Recognition and Retention Plan (the "RRP") at a cost of $5.5 million. The effect of these repurchases on stockholders equity was partially offset by increases of $8.9 million in retained earnings and $1.7 million in other comprehensive income.

FINANCIAL CONDITION

Investment Portfolio

      Port's investment policy generally provides that its investment portfolio be used to limit the Company's exposure to interest rate changes, to generate a favorable return without incurring undue credit risk and to maintain adequate levels of liquidity. Therefore, short and intermediate term government, government agency, and investment grade (rated "A" or better) corporate fixed income securities comprise $271.7 million of the portfolio as of December 31, 2001. Other marketable equity securities of $8.2 million include shares of Cambridge Bancorp, whose principal subsidiary is Cambridge Trust Company. Additional stock holdings include investment in the Federal Home Loan Bank of Boston and the Savings Bank Life Insurance Corp.

      The Company believes that the credit quality of the portfolio is high, with 78.7% of the fixed income portfolio invested in securities issued or guaranteed by U.S. Government Agencies. These include mortgage-backed securities that are predominately of adjustable-rate securities and 5-year and 7-year balloon securities. The entire principal balance of a balloon security is due prior to completing the normal 30-year amortization of the underlying mortgages. The remaining 21.3% of the fixed income portfolio consists of corporate bonds with maturities of less than five years. The amortized cost of the securities that mature or reprice within five years is $87.5 million or 32.6% of the total fixed income securities portfolio.


The following table sets forth the composition of the investment securities portfolio at the dates indicated.
	At December 31,
	2001		2000		1999		1998		1997
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. Government securities	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 2,004	$ 2,008
Federal agency securities	24,759	25,358	51,123	51,427	53,986	52,361	55,516	55,734	53,060	53,262
Other debt securities	57,039	58,908	66,112	66,859	27,887	27,705	34,156	34,419	43,037	43,218
Mortgage-backed securities	171,950	173,012	45,126	45,436	45,517	45,051	48,179	48,595	53,349	53,575
Collateralized Mortgage obligations	-	-	10,012	10,078	-	-	116	117	766	768
Total investment securities	253,748	257,278	172,373	173,800	127,390	125,117	137,967	138,865	152,216	152,831

Marketable equity securities	1,645	8,217	1,844	7,396	1,381	6,530	1,262	5,964	3,069	6,790
Total securities available for sale:	255,393	265,495	174,217	181,196	128,771	131,647	139,229	144,829	155,285	159,621

Investment securities held to maturity:
Federal agency securities	12,000	12,042	19,000	19,019	-	-	-	-	-	-
Mortgage-backed securities	2,444	2,583	3,332	3,423	-	-	-	-	-	-
Total securities held to maturity:	14,444	14,625	22,332	22,442	-	-	-	-	-	-

Total securities	$ 269,837	$ 280,120	$ 196,549	$ 203,638	$ 128,771	$ 131,647	$ 139,229	$ 144,829	$ 155,285	$ 159,621

Federal Home Loan Bank stock	6,273	6,273	4,951	4,951	4,452	4,452	3,879	3,879	3,062	3,062

Savings Bank Life Insurance stock	1,934	1,934	1,934	1,934	1,934	1,934	1,934	1,934	1,934	1,934

      The following table sets forth the amortized cost and fair value of mortgage-backed and mortgage-related securities, which are classified as available for sale or held to maturity as of the dates indicated.
	At December 31,
	2001			2000			1999
	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value
	(Dollars in thousands)
Mortgage-backed and mortgage-related securities available for sale
Ginnie Mae	$ 6,991.07%		$ 7,054	$ 10,420	18.90%	$ 10,351	$ 13,393	29.43%	$ 13,251
Fannie Mae	112,495	65.42	113,022	24,032	43.59	24,263	18,417	40.46	18,221
Freddie Mac	52,464	30.51	52,936	10,674	19.36	10,822	13,707	30.11	13,579
Collateralized mortgage obligations	-	-	-	10,012	18.15	10,078	-	-	-
Total mortgage-backed and mortgage- related securities available for sale	$ 171,950	100.00%	$ 173,012	$ 55,138	100.00%	$ 55,514	$ 45,517	100.00%	$ 45,051

Mortgage-backed and mortgage-related securities held to maturity
Fannie Mae	$ 2,444	100.00%	$ 2,583	$ 3,332	100.00%	$ 3,423	-	-	-
Total mortgage-backed and mortgage- related securities held to maturity..	$ 2,444	100.00%	$ 2,583	$ 3,332	100.00%	$ 3,423	-	-	-

	At December 31,
	1998			1997
	Amortized Cost	Percent Of Total	Fair Value	Amortized Cost	Percent Of Total	Fair Value
	(Dollars in thousands)
Mortgage-backed and mortgage- related securities available for sale
Ginnie Mae	$ 18,890	39.11%	$ 18,836	$ 16,762	30.97%	$ 16,796
Fannie Mae	16,516	34.20	16,755	17,298	31.97	17,391
Freddie Mac	12,773	26.45	13,004	19,289	35.64	19,388
Collateralized mortgage obligations	116	0.24	117	766	1.42	768
Total mortgage-backed and mortgage- Related securities available for sale	$ 48,295	100.00%	$ 48,712	$ 54,115	100.00%	$ 54,343


      The composition and maturities of the investment securities portfolio (debt securities) and the mortgage-backed securities portfolio at December 31, 2001 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.
	One Year or Less		More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities available for sale:
Federal agency securities	$ 2,500	6.32%	$ 9,725	5.73%	$ 12,534	6.34%	$ -	-%	$ 24,759	$ 25,358	6.10%
Other debt securities	32,165	7.00	24,874	7.10	-	-	-	-	57,039	58,908	7.05
Mortgage-backed securities	-	-	13,247	5.56	31,207	5.78	127,496	6.09	171,950	173,012	5.99
Total securities available for sale	34,665	6.95%	47,846	6.40%	43,741	5.94%	127,496	6.09%	253,748	257,278	6.24%

Investment securities held to maturity:
Federal agency securities	-	-	5,000	5.56%	7,000	6.25%	-	-	12,000	12,042	5.97%
Mortgage-backed securities	-	-	-	-	2,444	7.25%	-	-	2,444	2,583	7.25
Total securities held to maturity	-	-	5,000	5.56%	9,444	6.52%	-	-	14,444	14,625	6.19%

Total	$ 34,665	6.95%	$ 52,846	6.32%	$ 53,185	6.04%	$ 127,496	6.09%	$ 268,192	$ 271,903	6.24%

Loan Portfolio

      The Bank provides one- to-four-family residential first mortgage loans, home equity loans and credit lines, commercial real estate loans, construction loans, consumer loans and commercial business loans. The Bank's loan policy establishes underwriting standards to address the risks of these types of loans, including maximum loan-to-value ratios for various collateral categories. The policy also contains lending authority guidelines by loan type. All commercial real estate and commercial business loans must be approved by the Credit Committee, which consists of the Chief Executive Officer, the Executive Vice President, the Chief Financial Officer and two outside members of the Board of Directors. Minutes of the weekly Credit Committee meetings list all approved loans. At its monthly meetings, the Bank's Board of Directors reviews summaries of all Credit Committee loan approvals.

      The Bank has developed a lending strategy based its strengths in real estate financing, including staffing key officer, management and director positions with individuals who have many years of commercial and residential lending experience in Eastern Massachusetts, and are well-known in the marketplace. The Bank generally sells the fixed rate residential loans that it originates. At the end of 2001, 77.1% of total loans were scheduled to mature or reprice within five years, and 79.5% of total loans were adjustable rate loans.

      At December 31, 2001, the gross loan portfolio totaled $785.5 million, up 12.8% from the 2000 year-end balance of $696.5 million. Residential first mortgage loans of $412.3 million comprised 52.5% of the December 31, 2001 loan portfolio, up from 50.8% at the end of 2000. Declining residential mortgage rates during 2001 produced strong demand for residential mortgages as customers purchased homes and refinanced existing mortgages.

      Commercial real estate and commercial construction loan balances of $278.2 million were up $24.5 million, or 9.7%, over the year-end 2000 balance of $253.7 million. The percentage of the gross loan portfolio represented by commercial real estate and construction loans declined from 36.4% at the end of 2000 to 35.4% at the end of 2001. Within the commercial real estate portfolio, loans secured by multi-unit residential buildings represent the largest segment, $84.2 million, or 31.5% of the total portfolio. The next two largest segments, by collateral type, are loans secured by mixed office/retail properties and office buildings, representing 19.7% and 15.0% of the portfolio respectively. Loans secured by hospitality properties were the only segment showing significant growth as a percentage of the portfolio during 2001, increasing from 1.5% at the end of 2000 to 6.3% at the end of 2001. The Bank has four loans with a total balance of $16.8 million secured by hotels in the Boston metropolitan area. In addition to the pledged collateral, all hospitality loans are fully guaranteed by the property owners, and all are performing.

      Loans under home equity lines of credit were $90.1 million at December 31, 2001, an increase of 8.7% over the 2000 year end balance of $82.9 million. Home equity lines of credit balances represent 11.5% of total gross loans as of December 31, 2001 compared to 11.9% at year-end 2000. The Bank's strategy of building core relationships with retail customers has included marketing programs featuring home equity credit lines. Customers are eligible for rate reductions on these lines if payments are made automatically from a Cambridgeport checking account.

      Loan portfolio balances at the end of 2000 were up $112.0 million, or 19.2%, from the end of 1999. Real estate loans represented 99.1% and 98.7% of total loans at the end of 2000 and 1999 respectively.

      The following table presents the composition of the loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.
	At December 31,
	2001		2000		1999		1998		1997
	Amount	Percent Of Total	Amount	Percent of Total	Amount	Percent Of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential (1)	$ 412,259	52.48%	$ 353,643	50.78%	$ 297,313	50.87%	$ 246,917	49.04%	$ 208,124	49.04%
Commercial	266,799	33.96	242,249	34.78	213,567	36.54	189,275	37.59	144,292	34.00
Home equity lines of credit	90,105	11.47	82,885	11.90	62,458	10.69	56,502	11.22	60,875	14.34
Construction and land	11,442	1.46	11,458	1.64	3,716	0.64	2,741	0.55	1,940	0.46
Total real estate loans	$ 780,605	99.37%	$ 690,235	99.10%	$ 577,054	98.74%	$ 495,435	98.40%	$ 415,231	97.84%

Other loans:
Commercial	653	0.08	1,083	0.16	1,348	0.23	724	0.15	581	0.14
Consumer	4,286	0.55	5,172	0.74	6,046	1.03	7,310	1.45	8,576	2.02
Total other loans	4,939	0.63	6,255	0.90	7,394	1.26	8,034	1.60	9,157	2.16
Total gross loans	$ 785,544	100.00%	$ 696,490	100.00%	$ 584,448	100.00%	$ 503,469	100.00%	$ 424,388	100.00%

Less:
Net deferred loan fees	3		226		338		446		294
Allowance for loan losses	9,321		8,059		7,081		6,633		4,907
Total loans, net	$ 776,220		$ 688,205		$ 577,029		$ 496,390		$ 419,187

_________________________

(1) Includes loans held for sale.


      The following table shows the repricing dates or contractual maturity dates of the Bank's loans as of December 31, 2001. The table does not reflect prepayments or scheduled principal amortization.
	At December 31, 2001
	Residential Loans	Commercial Real Estate	Home Equity Line of Credit	Construction and Land Loans	Commercial Loans	Consumer Loans	Totals
	(In thousands)

Amounts due:
Within one year	$ 36,070	$ 29,009	$ 90,105	$ 11,442	$ 213	$ 3,032	$ 169,871

After one year:
One to three years	115,459	89,654	-	-	296	1,147	206,556
Three to five years	129,028	100,337	-	-	144	107	229,616
Five to ten years	48,174	45,879	-	-	-	-	94,053
Ten to twenty years	46,685	1,920	-	-	-	-	48,605
Over twenty years	36,843	-	-	-	-	-	36,843
Total due after one year	376,189	237,790	-	-	440	1,254	615,673

Total amount due:	$ 412,259	$ 266,799	$ 90,105	$ 11,442	$ 653	$ 4,286	$ 785,544

Less:
Net deferred loan Origination costs							3
Allowance for loan losses							9,321

Loans, net							$ 776,220

      The following table presents, as of December 31, 2001, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2002 and whether such loans have fixed interest rates or adjustable interest rates.
	Due After December 31, 2002
	Fixed	Adjustable	Total
	(In thousands)

Real Estate Loans
Residential	$ 109,625	$ 266,564	$ 376,189
Commercial	49,297	188,493	237,790
Home equity lines of credit	-	-	-
Construction and land	-	-	-
Total real estate loans	158,922	455,057	613,979

Other Loans
Commercial	440	-	440
Consumer	1,254	-	1,254
Total other loans	1,694	-	1,694

Total loans	$ 160,616	$ 455,057	$ 615,673


Loan Portfolio Quality

      One of the Company's operating objectives is to maintain a high level of asset quality. More than 99% of its loan portfolio is secured by residential and commercial properties. The Company believes that it sets sound credit standards for new loans and follows careful loan administration procedures. These practices and relatively favorable economic and real estate market conditions have resulted in low delinquency ratios and, in recent years, a low level of non-performing assets. The Company's policies require frequent monitoring of the status of the loan portfolio and monthly reporting to the Board of Directors and the Credit Committee. These management reports include information on delinquent loans and foreclosed real estate, as well as management's plans to cure any delinquent loans and to dispose of the foreclosed property.

      The Company generally stops accruing income when interest or principal payments are 90 days in arrears. It may stop accruing income on certain loans earlier than 90 days, when the collection of contractual interest or principal payments appears to be doubtful. When a loan is designated non-accrual, the Company reverses all outstanding interest that had previously been credited to income during the year. If the Company receives a payment on a non-accrual loan, it may recognize the payment as interest income if the ultimate collectibility of principal is no longer in doubt. However, such loans would remain on non-accrual status. For a loan to return to accrual status the borrower must have made all past due payments, and the full collection of principal and interest must no longer be in doubt.

      At December 31, 2001 and 2000, the Company classified approximately $133,000 and $134,000 respectively as non-accrual loans. No income was recognized related to the non-accrual loans. If these loans had been paying in accordance with their original contractual terms, approximately $14,000 and $7,000 of additional income would have been recorded in 2001 and 2000, respectively. All non-accrual loans as of December 31, 2001 and 2000 were consumer loans.

      All non-accrual commercial real estate and commercial loans are considered impaired. Impaired loans are individually assessed to determine whether the carrying value exceeds the fair value of the collateral, or the present value of the cash flow generated from the underlying collateral. Smaller balance homogeneous loans that have been designated as non-accrual, such as residential mortgage loans, are evaluated collectively for impairment.


      The following table presents information regarding non-accrual real estate loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated. At December 31, 2001, 2000, and 1999, the Company had $133,000, $134,000, and $128,000, respectively, of non-performing loans. If all non-performing loans had been performing in accordance with their original terms and had been outstanding from the earlier of the beginning of the period or origination, the Company would have recorded interest income on these loans of approximately $14,000 for 2001, $7,000 for 2000, and $7,000 in 1999.
	At December 31,
	2001	2000	1999	1998	1997
	(In thousands)

Non-accrual real estate loans
Residential	$ -	$ -	$ 32	$ 290	$ 201
Commercial real estate	-	-	-	-	-
Home equity lines of credit	-	-	-	-	14
Construction and land	-	-	-	-	-

Total non-accrual real estate loans	-	-	32	290	215

Other loans:
Commercial	-	-	-	-	-
Consumer	133	134	96	-	-

Total non-accrual other loans	133	134	96	-	-

Total non-accrual real estate and other loans	133	134	128	290	215

Accruing loans delinquent 90 days or more	-	-	-	673	574

Total non-performing loans	133	134	128	963	789

Foreclosed real estate, net	-	-	-	-	-

Total non-performing assets	133	134	128	963	789

Non-performing loans to total loans	0.02%	0.02%	0.02%	0.19%	0.19%

Non-performing assets to total assets	0.01%	0.01%	0.02%	0.14%	0.13%

      The non-performing loan total of $133,000 at December 31, 2001 and $134,000 at December 31, 2000 was made up entirely of delinquent student loans. Non-performing loans at December 31, 1999 included $96,000 of student loans.

Allowance for Loan Losses

      The Company maintains an allowance for loan losses through a provision that is charged to income. Management determines the adequacy of the allowance through regular monitoring of the loan portfolio, and quarterly assessments of the loss potential in the portfolio. Although it involves significant uncertainties, this review process takes into account historical loan loss experience, known and inherent risks in the loan portfolio, changes in categories with higher loss potential such as commercial real estate loans and jumbo residential mortgage loans and the estimated values of the underlying collateral. Management also considers the effects on the portfolio and its underlying collateral from economic and market trends. Management's methodology for assessing the adequacy of the allowance includes a review of the components, which include a formula allowance for performing loans and a specific allowance for any identified problem loans. Changes in the volume and concentrations of performing loans affects the formula allowance and the allocation of the allowance among types of loans. Changes in the balance of impaired loans affect the specific reserve.

      The specific allowance incorporates the results of measuring impairment for specifically identified problem loans in accordance with SFAS No. 114, "Accounting By Creditors for Impairment of a Loan," and SFAS No. 118,


"Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." In accordance with SFAS No.'s 114 and 118, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan's contractual terms. Measurement of impairment is based on the present value of anticipated future cash flows, fair value of collateral, or the loan's observable market price. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as consumer installment and student loans. As of December 31, 2001, the Company had no impaired loans.

      The formula allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined, and excluding loans which are secured by pledged deposits. Each quarter, the Bank prepares an allowance for loan losses worksheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade. Changes in the mix of loans and the internal loan grades affect the amount of the formula allowance. Loss factors are assigned to each category based on the Bank's assessment of each category's inherent risk. In determining the loss factors to apply to each loan category, the Bank considers historical losses, peer group comparisons, industry data and loss percentages used by banking regulators for similarly graded loans. Because the determination of future loss potential is inherently uncertain, a portion of the formula allowance is not allocated to any loan category. The unallocated portion of the allowance comprised 22.0% of the total allowance as of December 31, 2001, and 17.9% as of December 31, 2000.

      A portion of the allowance for loan losses is not allocated to any specific segment of the loan portfolio. This non-specific reserve is maintained because the analysis of the economy, the business environment, and other external factors is inherently a subjective and imprecise process, and therefore the impact of such external factors on the portfolio can be unforeseen. Management has identified certain risk factors that could have such an impact on the degree of loss sustained within the portfolio. These include changes in general economic and business conditions that reduce borrowers' ability to repay their loans or change the value of pledged collateral. Other risk factors may include concentrations of loans to certain industries or geographic concentrations.

      In order to address the imprecise nature of estimating or measuring future loan losses, management maintains a non-specific general allowance for loan losses. The portion of the allowance attributed to measurement uncertainty was $2.1 million at December 31, 2001 compared to $1.4 million at December 31, 2000. Management increased the measurement uncertainty allocation by $611,000 primarily because of concerns over the weakening of the national economy and the potential effects of economic weakness on the local economy and local borrowers. In the latter months of 2001, there was evidence that the national economy was in a recession, though as of December 31, 2001 the Bank had not yet seen evidence that the deteriorating economic conditions had led to a rising incidence of payment delinquencies or defaults from its borrowers. However, management decided to increase the measurement uncertainty portion of the allowance based on its belief that there may be a lag between the national economic slowdown and its effect on the local economy.

      Although the Company believes that the allowance for loan losses is adequate, future additions may be necessary if economic conditions, real estate values and other factors differ substantially from the current operating environment.

      For the fiscal year ended December 31, 2001, the Company increased the allowance for loan losses through a $1.2 million provision for loan losses based on an evaluation of the items discussed above. The $1.2 million provision represented an increase of $309,000 from the 2000 provision of $916,000. Management cited several factors in its decision to increase the provision. First, the general economy deteriorated in 2001, as growth slowed from the previous year. The market for commercial real estate deteriorated as vacancy rates rose, rental rates declined, and major companies scaled back expansion plans. In addition, the Company downgraded certain commercial real estate loans based on the deteriorating financial condition of tenant occupants. Finally, the impact of the September 11 attacks on the travel and hospitality industries prompted downgrades within the hospitality sector of the commercial real estate portfolio.

      The Company believes that the current allowance for loan losses accurately reflects the level of risk in the loan portfolio. The most significant trend influencing the level of allowance over the last five years is the growth in the commercial real estate and construction loan portfolio, which has risen from $94.2 million at the end of 1996 to


$278.2 million at December 31, 2001. The Company believes that, despite using prudent underwriting standards, commercial real estate loans contain higher loss potential than one-to-four-family residential mortgages.

      The following table presents the activity in the allowance for loan losses and other ratios at or for the dates indicated.
	At or for Years Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)

Balance at beginning of year	$ 8,059	$ 7,081	$ 6,633	$ 4,907	$ 4,269

Charge-offs:
Residential	(18)	-	-	-	-
Commercial real estate	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Construction and land	-	-	-	-	-
Commercial loans	(2)	-	-	-	-
Consumer loans	(28)	(38)	(407)	(44)	(16)
Total charge-offs	(48)	(38)	(407)	(44)	(16)

Recoveries:
Residential	-	-	5	2	27
Commercial real estate	-	-	107	3	27
Home equity lines of credit	-	-	-	-	-
Construction and land	-	-	-	-	-
Commercial loans	-	-	-	-	-
Consumer loans	85	100	3	5	-
Total recoveries	85	100	115	10	54

Net (charge-offs) recoveries	37	62	(292)	(34)	38

Provision for possible loan losses	1,225	916	740	1,760	600

Balance at end of year	$ 9,321	$ 8,059	$ 7,081	$ 6,633	$ 4,907

Total loans receivables (1)	$ 782,666	$ 694,527	$ 582,875	$ 498,194	$ 420,611

Average loans outstanding	$ 756,233	$ 638,438	$ 533,733	$ 462,528	$ 367,471

Allowance for loan losses as a Percent of total loans receivable(1)	1.19%	1.16%	1.21%	1.33%	1.17%

Net loans (charged off) recoveries as a Percent of average loans outstanding	0.00%	0.01%	(0.05)%	(0.01)%	0.01%

(1) Does not include loans held for sale, passbook loans or deferred fees.


      The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans indicated
	At December 31,
	2001			2000			1999
Loan Category	Amount	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of Loans in Each Category to Total Loans

Real estate-mortgages:
Residential(1)	$ 3,171	$500,793	63.99%	$ 2,823	$435,705	62.73%	$ 2,352	$359,773	61.72%
Commercial and land	3,914	278,241	35.55	3,552	253,707	36.53	3,042	217,283	37.28

Commercial loans	10	653	0.08	17	1,083	0.16	22	1,348	0.23
Consumer loans(2)	176	2,979	0.38	228	4,031	0.58	297	4,471	0.77

Measured Uncertainty	2,050	-	-	1,439	-	-	1,368	-	-

Total allowance for loan losses	$ 9,321	$782,666	100.00%	$ 8.059	$694,526	100.00%	$ 7,081	$582,875	100.00%

	At December 31,
	1998			1997
Loan Category	Amount	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of Loans in Each Category to Total Loans

Real estate-mortgages:
Residential(1)	$ 2,014	$ 298,485	59.91%	$ 1,780	$ 266,075	63.26%
Commercial and land	2,703	193,046	38.75	1,908	146,806	34.90

Commercial loans	11	724	0.15	9	581	0.14
Consumer loans(2)	65	5,939	1.19	79	7,149	1.70

Measured Uncertainty	1,840	-	-	1,131	-	-

Total allowance for
loan losses	$ 6,633	$ 498,194	100.00%	$ 4,907	$ 420,611	100.00%

____________________
(1)	Includes home equity lines of credit, excludes loans held for sale.
(2)	Excludes passbook loans.


Deposits

      Deposit flows are influenced by a number of factors including general and local economic conditions, the perceived strength of the stock market, prevailing interest rates and competition from other financial institutions. Most of the Company's deposits come from areas surrounding its branch offices. To attract and retain deposits, it utilizes a strategy that incorporates competitive pricing with high quality service. It determines deposit rates by evaluating competitors' pricing, the cost of obtaining funds from other sources, rates on U.S. Treasury securities and other related financial instruments.

      Total deposits rose by $78.5 million, or 9.7%, to $888.5 million at December 31, 2001, from $809.8 million at the end of 2000. During 2001, the Company focused its marketing efforts on acquiring new core deposit and loan relationships. The Premier Banking marketing campaign initiated during 2001 offered premium rates on money market accounts and selected term time deposits for customers who opened and maintained a Premier NOW account. This promotion was the primary reason for the growth in total deposits during 2001. It is also the primary reason for the 62.8% growth in NOW account balances, which rose from $69.1 million at the end of 2000 to $112.5 million at December 31, 2001. Demand deposit balances increased $8.3 million, to $58.2 million at December 31, 2001 from $49.9 at the end of the previous year.

      Certificates of Deposit balances rose $18.5 million, to $327.1 million at the end of 2001 from $308.6 million at December 31, 2000. As mentioned above, the Premier Banking marketing campaign included a higher rate CD offer for high balance NOW account customers.

      Savings account balances increased by $4.1 million, or 7.9%, to $56.0 million at December 31, 2001 from $51.9 million at December 31, 2000. Balances in savings accounts have remained relatively stable over the past five years, despite market rate fluctuations and higher rate account promotions by Port and its competitors.

      Year-end 2000 total deposits of $809.8 million represented an increase of $188.5 million over the December 31, 1999 total of $621.3 million. The growth included $168.0 million in money market account balances, most of which was in the Real Savings money market account, which featured a promotional rate of 6.25% guaranteed through March 31, 2001 for NOW account customers. Demand and NOW account balances grew a combined $41.8 million during 2000, reflecting the success of the Real Banking marketing campaign.


      The following table sets forth the distribution of deposit accounts, by account type, at the dates indicated.
	At December 31,
	2001		2000			1999
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)

Demand and deposits (1)	$ 58,232	6.55%	0.00%	$ 49,939	6.17%	0.00%	$ 32,808	5.28%	0.00%
Now deposits	112,521	12.66	1.04	69,101	8.53	0.96	44,429	7.15	1.43
Savings deposits	55,963	6.30	1.49	51,864	6.40	1.79	53,346	8.59	2.03
Money market deposits	334,686	37.67	2.42	330,297	40.79	5.44	162,304	26.12	4.33
Total non-certificate accounts	561,402	63.18	1.80	501,201	61.89	3.90	292,887	47.14	2.99

Certificate of deposit
Due within 1 year	220,749	24.84	4.88	195,017	24.09	5.73	269,579	43.39	4.91
Over 1 year through 3 years	93,974	10.58	4.69	105,555	13.03	6.35	56,374	9.07	5.43
Over 3 years	12,394	1.40	5.62	8,049	0.99	6.31	2,479	0.40	5.40
Total certificate accounts	327,117	36.82	4.85	308,621	38.11	5.96	328,432	52.86	5.00

Total	$ 888,519	100.00%	2.92%	$ 809,822	100.00%	4.69%	$ 621,319	100.00%	4.05%

____________________
(1)	Includes mortgagor's escrow payments.


The following table summarizes deposit activity for the periods indicated.
	At December 31,
	2001	2000	1999
	(Dollars in thousands)

Balance at beginning of year	$ 809,822	$ 621,319	$ 568,075
Net increase before interest credited (1)	47,554	157,766	29,824
Interest credited	31,143	30,737	23,420
Balance at end of year	$ 888,519	$ 809,822	$ 621,319

Total increase in deposit accounts	$ 78,697	$ 188,503	$ 53,244

Percentage increase	9.72%	30.34%	9.37%

____________________
(1)	Includes mortgagor's escrow payments.

      At December 31, 2001, the Bank had $77.5 million in certificates of deposit with balances of over $100,000 and maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)

Three months or less	$ 15,072	4.50%
Over three months through six months	15,421	4.85%
Over six months through 12 months	16,671	5.21%
Over 12 months	30,322	4.82%

Total	$ 77,486	4.85%

      The following table sets forth, by interest rate ranges, information concerning certificates of deposit at December 31, 2001:
	At December 31, 2001
	Period to Maturity
Interest Rate Change	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percentage of Total
	(Dollars in thousands)

4.00% and below	$ 56,647	$ 17,825	$ 3,057	$ 28	$ 77,557	23.71%
4.01% to 5.00%	56,586	10,048	29,723	3,698	100,055	30.59
5.01% to 6.00%	34,809	5,742	9,554	2,345	52,450	16.03
6.01% to 7.00%	72,297	17,035	990	5,733	96,055	29.36
7.01% and above	410	-	-	590	1,000	0.31

Total	$ 220,749	$ 50,650	$ 43,324	$ 12,394	$ 327,117	100.00%


Borrowings

      Deposits are the Company's primary source of funds; however, the Company may also use borrowings and other non-deposit sources of funds in order to acquire specific assets, fund asset growth that exceeds the level of deposits, and manage interest rate risk. Through the Bank, the Company may obtain funds from the Federal Home Loan Bank of Boston. The Bank increased borrowings from the Federal Home Loan Bank by $79.4 million from $35.8 million at December 31, 2000 to $115.2 million at December 31, 2001. These borrowings were sought to take advantage of low interest rates to increase intermediate-term and long-term funding. Included in the 2001 and 2000 figures were $13.4 million and $13.7 million, respectively, representing the remaining outstanding balance of a $14.5 million, 20-year advance used to finance the construction of the administrative center.

      The following table sets forth information concerning balances and interest rates on borrowings from the Federal Home Loan Bank at the dates and for the periods indicated.
	At or for the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)

Federal Home Loan Bank advances:

Average balance outstanding	$ 66,387	$ 37,992	$ 40,374
Maximum amount outstanding at any month-end during the period	117,289	59,266	55,891

Balance outstanding at end of the period	115,249	35,801	55,891

Weighted average interest rate during the period	5.42%	5.14%	5.53%
Weighted average interest rate at end of period	4.91%	6.38%	6.00%

Stockholders' Equity

      The Company's equity decreased by $28.6 million from $152.0 million at December 31, 2000 to $123.4 million at December 31, 2001. This change resulted primarily from share repurchases during the year, partially offset by an increase in retained earnings. During the year the Company repurchased 1,653,712 shares at a total cost of $35.4 million. The capital to assets ratios at the end of 2001 and 2000 were 10.84% and 15.13%, respectively. Both ratios exceeded regulatory requirements.


RESULTS OF OPERATIONS

General

      Port's total net income of $10.4 million in 2001 included non-recurring gains from three transactions. First, the Bank sold the deposits in its Quincy branch and closed that office. The sale resulted in a gain of $528,977 and a related tax effect of $216,510. The after-tax effect was therefore $312,467. Second, the Bank sold its shares in the NYCE ATM network for a gain of $373,850, with a related tax effect of $153,017. The after-tax income effect was $220,833. Third, the Bank terminated its defined benefit pension plan, producing a gain of $2,211,797, and a related tax effect of $1,004,006. The after-tax impact from this transaction was $1,207,791.

      Port's net income from recurring operations was $8.6 million in 2001 compared with net income from recurring operations of $6.0 million in 2000, which was the first year that Port operated as a public company, having completed its reorganization on April 11, 2000. Net income was $4.8 million in 1999. The return on average assets was 1.01% in 2001 compared to .67% in 2000 and .67% in 1999. The return on average equity was 7.69% in 2001, 4.60% in 2000, and 6.34% in 1999.

      The primary reason for the growth in net income during 2001 was higher net interest income, which rose 17.5% to $34.9 million from $29.7 million in 2000. The main contributors to this improvement were higher average balances of earning assets and a 52 basis point reduction in the cost of interest-bearing liabilities, most notably the cost of money market deposits. Money market deposit costs declined 143 basis points, from 5.16% in 2000 to 3.73% in 2001. Non-interest income, net of the non-recurring gains detailed above, rose $1.5 million, from $2.7 million in 2000 to $4.2 million in 2001.

      Higher net interest income and non-interest income in 2001 was partially offset by a $309,000 increase in the provision for loan losses, and growth in operating expenses of $2.5 million compared with 2000.

Net Interest Income

      Net interest income in 2001 rose $5.2 million compared with 2000. Average earning assets increased by $145.3 million in 2001 to $980.7 million, from $835.4 million the year before. At the same time, interest-bearing liabilities increased $136.7 million, to $832.1 million in 2001. Therefore, the difference between earning assets and interest-bearing liabilities was $8.6 million higher in 2001 than in 2000. Non-interest bearing deposits and additional capital funded these additional assets--their average balances were up $5.1 million and $6.7 million respectively in 2001. The net interest spread--the difference between the weighted average yield on earning asset balances and the weighted average cost of interest-bearing liabilities rose from 2.77% in 2000 to 2.93% in 2001. The net interest margin--net interest income as a percentage of average interest-earning assets--was 3.56% in 2001, unchanged from the prior year.

      Net interest income of $29.7 million in 2000 was up $5.4 million from $24.3 million in 1999. Higher average balances of earning assets in 2000 as well as a shift within this category from investment securities to higher yielding loans were the main reasons for the increased net interest income.

Interest Income

      Total interest and dividend income rose $7.2 million in 2001 to $69.6 million, compared to $62.4 million in 2000. The growth in average earning assets mentioned above was the reason for the increase, which was partially offset by a decline of 36 bp in yield on those assets, from 7.47% in 2000 to 7.11% in 2001. See the "Average Balance Sheet" and "Rate/Volume Analysis" tables below. As market interest rates declined during 2001, cash flow from amortization and payoffs of higher yielding loans and securities was redeployed into lower yielding assets.

      Total interest and dividend income in 2000 was $12.4 million above the 1999 level of $50.0 million. Earning asset growth was the main factor for the increase, as the balance of earning assets in 2000 was $145.4 million, or 21.1%, higher than in 1999. The yield on earning assets was also 21 basis points higher in 2000 than in the prior year, reflecting the higher rate environment that prevailed during 2000.


Interest Expense

      Total interest expense increased by $2.0 million in 2001 to $34.7 million, compared to $32.7 million in 2000. Interest paid on borrowings rose $1.6 million, while interest paid on deposits increased $400,000. Average balances of deposits and borrowings grew 19.7% in 2001 compared with 2000, reflecting the success of the Bank's Real Banking and Premier Banking marketing campaigns, which offered high rate money market accounts for customers who maintained core checking accounts with the Bank. Average money market balances grew 37.3% in 2001, to $315.1 million, compared to $229.5 million in 2000. Average balances of NOW accounts grew 62.9%, to $88.3 million, compared to $54.2 million the previous year. Average balances of Federal Home Loan Bank borrowings also rose during 2001 as the Bank took advantage of low interest rates to increase intermediate and long-term funding, and thus reduce its exposure to rising interest rates. Federal Home Loan Bank borrowings averaged $66.5 million in 2001 compared to $38.1 million in 2000.

      Lower deposit rates, particularly the reduced cost of money market accounts mentioned above, largely offset the impact of higher average balances of interest-bearing deposits and borrowings. Two factors explain the lower average cost of money market deposits in 2001, which declined 143 basis points compared with the previous year. First, the promotional rate period on the Real Savings money market account expired on March 31, 2001. The Bank introduced the Real Savings account in June, 2000, to coincide with large bank merger activity in the region. The promotional rate of 6.25% was guaranteed through March 31, 2001. The second cause of lower money market deposit costs were the actions during 2001 taken by the Federal Reserve to lower interest rates. The unprecedented reductions in the Federal Reserve's overnight borrowing rate created an environment in which the Company could reduce rates on all money market accounts to levels significantly below the rates paid in 2000.

      The average cost of borrowings rose by 26 basis points from 5.16% in 2000 to 5.42% in 2001. During 2000, the Company capitalized a portion of the interest paid on the $14.5 million borrowing used to fund construction of the Company's administrative center. The capitalized interest totaled $478,000; had it been included in interest expense, the cost of borrowings during 2000 would have been 6.13%.

      Total interest expense in 2000 was $7.0 million higher than in 1999, reflecting the growth of interest-bearing deposits, which averaged $657.2 million in 2000 compared to $559.5 million in 1999. This deposit growth was concentrated in money market accounts, where average balances rose $87.4 million to $229.5 million in 2000, up from $142.1 million the previous year. The Real Savings promotion, mentioned above, was the main reason for this growth. Higher deposit costs also contributed to the increased interest expense in 2000 compared to 1999. Deposit costs averaged 4.68% in 2000, 49 basis points higher than the previous year. The promotional rate on the Real Savings money market account was the main reason for the increase in deposit costs.


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
	Year Ended December 31, 2001 Compared to Year Ended December 31, 2000 Increase/(Decrease)			Year Ended December 31, 2000 Compared to Year Ended December 31, 1999 Increase/(Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)

Interest earning assets:
Short term investments	$ 829	$ (604)	$ 225	$ 621	$ 67	$ 688
Certificates of deposit	36	(21)	15	(315)	22	(293)
Investment securities	3,464	(248)	3,216	2,408	635	3,043
Loans	5,620	(1,838)	3,782	8,065	924	8,989
Total interest earning assets	$ 9,949	$ (2,711)	$ 7,238	$ 10,779	$ 1,648	$ 12,427

Interest bearing liabilities:
NOW accounts	466	135	601	149	(59)	90
Savings accounts	(7)	(179)	(186)	(7)	(81)	(88)
Money market deposit accounts	3,722	(3,799)	(77)	4,110	2,206	6,316
Certificates of deposit	(595)	663	68	(152)	1,151	999
Borrowed funds	1,535	104	1,639	(134)	(186)	(320)
Total interest bearing liabilities	$ 5,121	$ (3,076)	$ 2,045	$ 3,966	$ 3,031	$ 6,997
Change in net interest income	$ 4,828	$ 365	$ 5,193	$ 6,813	$ (1,383)	$ 5,430


      The following tables set forth information relating to Port's financial condition and net interest income at and for the fiscal years ended December 31, 2001, 2000 and 1999, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates or terms, and fees earned when commercial real estate loans were prepaid or refinanced.
	For the Fiscal Year Ended December 31,
	2001			2000			1999
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
				(Dollars in thousands)

Assets:
Interest earning assets:
Short term investments(1)	$ 37,581	$ 1,648	4.39%	$ 21,304	$ 1,423	6.68%	$ 11,935	$ 735	6.16%
Certificates of deposit	2,079	130	6.25	1,539	115	7.47	5,737	408	7.11
Investment securities(2)	227,829	14,721	6.48	174,109	11,505	6.62	138,594	8,462	6.18
Loans(3)	713,250	53,137	7.45	638,439	49,355	7.73	533,733	40,366	7.56
Total interest earning assets	980,739	69,636	7.11	835,391	62,398	7.47	689,999	49,971	7.26
Allowance for possible loan losses	(8,506)			(7,520)			(6,591)
Total noninterest earning assets	51,914			47,102			28,541
Total assets	1,024,147			874,973			711,949
Liabilities and Equity:
Interest bearing liabilities:
NOW accounts	88,260	1,258	1.43	54,174	657	1.21	40,388	567	1.40
Savings accounts	53,351	862	1.62	53,724	1,048	1.95	54,058	1,136	2.10
Money market deposit accounts	315,143	11,757	3.73	229,520	11,834	5.16	142,148	5,518	3.88
Certificate of deposit accounts	308,886	17,266	5.59	319,817	17,198	5.38	322,872	16,199	5.02
Total interest bearing deposits	765,640	31,143	4.07	657,235	30,737	4.68	559,466	23,420	4.19
Borrowed funds	66,465	3,605	5.42	38,135	1,966	5.16	40,576	2,286	5.63
Total interest bearing liabilities	832,105	34,748	4.18	695,370	32,703	4.70	600,042	25,706	4.28
Noninterest bearing deposits	48,633			43,486			29,607
Other noninterest bearing liabilities	8,325			7,733			5,891
Total noninterest bearing liabilities	56,958			51,219			35,498
Total liabilities	889,063			746,589			635,540
Stockholders' equity/retained earnings	135,084			128,384			76,409

Total liabilities and stockholders' equity/retained earnings	$1,024,147			$874,973			$711,949
Net interest income		$34,888			$29,695			$24,265
Net interest rate spread(4)			2.93			2.77			2.98
Net interest margin(5)			3.56			3.56			3.53
Ratio of average interest earning assets to average interest bearing liabilities			117.79X			120.10X			114.71X

____________________
(1)	Short-term investments include federal funds sold.
(2)

Investment securities that are considered available for sale are carried at market value, while securities that are held to maturity are carried at cost. Also includes both Federal Home Loan Bank and Savings Bank Life Insurance stock carried at cost.

(3)	Loans are net of deferred loan origination costs (fees), allowance for loan losses and unadvanced funds.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.


Provision for Possible Loan Losses

      For the fiscal year ended December 31, 2001, the Company increased the allowance for loan losses through a $1.2 million provision for loan losses based on an evaluation of the items discussed above in the section entitled "Allowance for Loan Losses". The $1.2 million provision represented an increase of $309,000 from the 2000 provision of $916,000. Management cited several factors in its decision to increase the provision. First, the general economy deteriorated in 2001, as growth slowed from the previous year. Management believed that the impact of the economic slowdown might be felt across all segments of the loan portfolio. Second, the market for commercial real estate deteriorated as vacancy rates rose, rental rates declined, and major companies scaled back expansion plans. Third, the Company downgraded certain commercial real estate loans based on the deteriorating financial condition of tenant occupants. Fourth, the impact of the September 11 attacks on the travel and hospitality industries prompted downgrades within the hospitality sector of the commercial real estate portfolio.

      Future provisions for loan losses will continue to be based upon the Company's assessment of the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors.

Non-interest Income

      Non-interest income includes service fees and charges for bank services, fees from sales of investment products, gains or losses from loan sales, and other income resulting from miscellaneous transactions. Non-interest income, excluding non-recurring items, totaled $4.2 million in 2001 compared to $2.7 million in 2000. The 2000 results included a non-recurring loss of $603,000 from the sale of investment securities and a non-recurring gain of $448,000 from the curtailment of the Bank's defined benefit pension plan. The main reasons for the growth in non-interest income in 2001 were increased customer service fees, fees earned from sales of investment products, gains from the sale of fixed rate residential mortgages, and increases in the cash surrender value of life insurance policies. Customer services fees rose $213,000 in 2001 compared with the previous year primarily because of the higher number of transaction accounts, which generate activity-related fees. Fees from investment product sales were $816,000 in 2001 compared to $205,000 in 2000. The Company expanded its wealth management product line during 2001, generating increased fees from sales of annuities and other investment products. Loan sale gains in 2001 were $370,000 higher than in 2000, as declining mortgage rates during 2001 produced more demand for fixed rate mortgages. The Company sells most of its fixed rate residential mortgages. The cash surrender value of bank-owned life insurance policies increased by $194,000 in 2001 compared to an increase of $10,000 in 2000. During 2000, the Company decided to change the investment of the policy-related assets from equities to fixed income securities in order to reduce earnings volatility related to stock market performance.

      Recurring non-interest income of $2.7 million in 2000 compared to $3.1 million in 1999. The 1999 results included a $435,000 increase in the cash surrender value of life insurance policies compared to the $10,000 increase in value during 2000.

Non-interest Expense

      Total non-interest expense rose $2.5 million, or 11.2%, to $24.8 million in 2001 compared to the 2000 total of $22.3 million. Compensation and benefits expense increased $2.2 million or 16.9% to $14.6 million from $12.4 million in 2000. This increase included $688,000, which was the effect of a full year of expense from the RRP. The RRP expenses commenced following shareholder approval in October 2000. Expenses related to other stock-based benefit plans rose $168,000 in 2001 compared to the previous year, largely because of the increase in the market price of the Company's common stock during 2001. The remaining $1.2 million compensation expense increase was the result of annual wage adjustments and higher commissions paid to mortgage originators and other sales representatives. Transaction account volume and the costs of internet banking services were the main factors leading to an increase of $428,000 in data processing expense, which totaled $2.0 million in 2001 compared to $1.6 million in 2000.

      Occupancy expense decreased $232,000 in 2001 compared with 2000, as the Company received a full year of rental income from its administrative center tenants in 2001. Rental income is accounted for as an offset to occupancy expense.


      Total non-interest expense in 2000 increased $2.7 million, or 13.8%, to $22.3 million in 2000 compared to $19.6 million in 1999. Compensation and employee benefits increased $1.7 million, or 15.9%, during 2000. This was attributable to: increased staffing levels in the areas of wealth management and business banking, periodic salary adjustments for existing staff, and increased personnel benefit costs, including costs of stock-based benefit plans. Occupancy expense was $349,000 higher in 2000 than in 1999, primarily the result of expenses arising from the move to the Administrative Center. Miscellaneous expenses, which include fees for legal and other professional services, rose $371,000 in 2000 compared with 1999, reflecting the costs public company operations including the cost of the special shareholders meeting in October 2000.

Income Taxes

      The 2001 tax provision of $5.8 million represented an effective tax rate of 35.9% in 2001 compared to $3.1 million, or 34.8%, in 2000. Increased earnings in 2001, including earnings from non-recurring items, resulted in the Company moving into a higher federal tax bracket.

      Income tax expense was $2.2 million in 1999, representing an effective tax rate of 31.5%. The lower effective tax rate in 1999 was primarily the result of increased utilization of qualified securities investment companies and non-taxable increases in cash surrender values of life insurance policies.

Liquidity and Capital Resources

      The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations. Loan repayment and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

      The Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Its maximum borrowing capacity from the Federal Home Loan Bank is approximately $180.1 million, net of borrowings that are already outstanding. In addition, the Bank may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow the Bank to borrow using investment securities as collateral.

      Total deposits increased $78.7 million and $188.5 million during the 2001 and 2000, respectively. Time deposit accounts scheduled to mature within one year were $220.7 million at December 31, 2001. Based on the Company's experience and current pricing strategy, it anticipates that a significant portion of these certificates of deposit will remain on deposit. At December 31, 2001, outstanding borrowings from Federal Home Loan Bank were $115.2 million, $79.4 million above the level at December 31, 2000. During 2001, the Bank took advantage of low intermediate and long-term rates, and increased its extended-term borrowings from the Federal Home Loan Bank.

      The Company's primary investing activities are the origination of one- to four-family real estate, and commercial real estate loans, and the purchase of investment securities. During the 2001, it originated loans of approximately $379.6 million, and during the previous year it originated loans of approximately $252.6 million. Purchases of investment securities totaled $176.7 million during 2001 and $125.3 million for 2000. At December 31, 2001, Cambridgeport had loan commitments to borrowers of approximately $79.0 million, and available home equity and unadvanced lines of credit of approximately $167.9 million.

      The Company monitors its liquidity position daily and expects to have sufficient funds to meet its current funding commitments.

      At December 31, 2001, Port exceeded each of the applicable regulatory capital requirements. Tier 1 leverage capital was $117.1 million, or 18.3% of risk-weighed assets, and 10.6% of average assets. It had a risk-based total capital of $123.4 million and a risk-based capital ratio of 19.3%.


      The Company does not anticipate any material capital expenditures during calendar year 2002. It does not have any balloon or other payments due on any long-term obligations or any off-balance-sheet items other than the commitments and unused lines of credit noted above and an interest swap agreement.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Port is exposed to interest rate risk, which occurs from interest rate volatility. Fluctuations in interest rates may impact both its level of income and expense on a large portion of assets and liabilities, as well as the market value of all interest-earning assets.

      The ongoing monitoring and management of interest rate risk is an important component of the Company's asset/liability management process. This process is governed by policies established by the Board of Directors. The Board reviews these policies annually, and reviews the Company's interest rate risk position quarterly. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Management Committee ("ALCO"), comprised of the Chief Executive Officer, the President, the Chief Financial Officer and various other members of management. ALCO develops strategies based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The primary goal of the interest rate management strategy is to limit fluctuations in net interest income as interest rates vary up or down. ALCO seeks to coordinate asset and liability decisions so that, under changing interest rate scenarios, the Company's net interest income will remain within an acceptable range.

      The Company's lending activities have emphasized one- to four-family and commercial mortgage loans. Its largest source of funds has been deposits, consisting of certificates of deposit, which have shorter terms to maturity than the loan portfolio, savings and money market accounts, and transaction accounts. Occasionally, the Company has funded loan growth with Federal Home Loan Bank advances. It has employed several strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:
*	Selling most 30 and 15-year fixed-rate mortgages to the secondary market;
*

Maintaining the diversity of the existing loan portfolio through the origination of commercial and consumer real estate loans, which typically have variable rates and shorter terms than residential mortgages; and

*	Emphasizing investments with short- and intermediate-term maturities of less than ten years, with most maturities or rate resets currently under 5 years.
*	Entering into interest rate swap agreements to hedge the Company's interest rate risk.

      Loan repayment activity can be significantly impacted by changes in market interest rates. Prepayment rates vary due to a number of other factors, including regional economic conditions, demographic variables, borrowers' refinancing opportunities, and competition. The Company monitors interest rate sensitivity in order to make timely adjustments to its asset and liability mix and minimize the negative effects of changing rates. The Company uses a simulation model to monitor interest rate risk. This model calculates the net interest income at risk under different interest rate environments. It performs an analysis of changes in net interest income over a two-year period, assuming market interest rates rise or fall 200 basis points in the first twelve months following the current financial statement. The Company also uses the model to simulate other scenarios, altering the modeling assumptions on interest rate changes to include a swing of 400 basis points, and extending the analysis to include a five-year period. The Company's policy objective is to maintain net interest income over a one-year period within 10% of the current level, given a 200 basis point change in market interest rates in either direction.


      The table below sets forth the estimated changes in net interest income that would result from a 200 basis point change in interest rates over the applicable twelve-month period.

For the Fiscal Year Ended December 31, 2002
(Dollars in thousands)
Changes in Interest Rates (Basis Points)	Net Interest Income	% Change
200	39,363	-5.69%
0	41,740	-
-200	43,328	3.80%

      In addition to net interest income simulation, the Company uses gap analysis to monitor interest rate risk. Gap analysis entails measuring the extent to which such assets and liabilities are "interest rate sensitive". An asset or liability is deemed to be interest rate sensitive within a specific time period if it is scheduled to mature or reprice within that time period. The interest rate sensitivity gap for a given time period is defined as the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities maturing or repricing within that time period.

      A gap is considered positive when the amount of interest-earning assets exceeds the amount of interest-bearing liabilities maturing or repricing within a specific time period. A gap is considered negative when the amount of interest-bearing liabilities exceeds the amount of interest-earning assets maturing or repricing within the same period. When interest rates rise, a financial institution with a negative gap position would be expected, absent the effects of other factors, to experience a greater increase in the costs of its liabilities relative to the yields of its assets. Thus, net interest income would likely decrease. An institution with a positive gap position would be expected, absent the effect of other factors, to experience the opposite result. Conversely, during a period of declining interest rates, a negative gap would tend to result in an increase in net interest income. A positive gap would tend to reduce net interest income.

      At December 31, 2001, based on the assumptions outlined below, the Company's interest-bearing liabilities maturing or repricing within one year exceeded interest-earning assets maturing or repricing within the same period by $ 183.8 million. This represented a negative cumulative one-year interest rate sensitivity gap of 16.9% of total assets and a ratio of cumulative interest-earning assets maturing or repricing within one year to cumulative interest-bearing liabilities maturing or repricing within one year of 68.0%. The negative gap position could more adversely impact net interest income in a rising rate environment than a positive gap position.

      The following table presents information as of December 31, 2001. It shows the amounts of interest-earning assets and interest-bearing liabilities that reprice or mature in each of the future time periods shown. Except as stated below, the repricing/maturity schedule corresponds with the earlier of the repricing date or the contractual maturity date. The information is also based on the following assumptions:
*

Various mortgage-related products will prepay principal balances depending on the interest rate environment, mortgage product type, outstanding principal balances, average life to maturity and other factors. The residential mortgage portfolio is segregated based on these factors and prepayment speeds are calculated using analytical historical data from the Office of Thrift Supervision.

*	10% of commercial mortgages and home equity loans are assumed to prepay annually.
*	Federal agency securities with call features that are likely to exercised were reported at the next call date. Other agency securities were reported at the contractual maturity date.
*

Higher earning savings accounts and money market accounts are reported in the three-month category. This classification is based on regulatory guidance, as modified by historical analysis of deposit levels during periods of changing market rates.


      Deposit assumptions, prepayment rates and anticipated call dates can have a significant impact on the estimated interest sensitivity gap. While the Company believes that its assumptions are reasonable, they may not be indicative of actual future deposit activity, mortgage and mortgage-backed securities prepayments, and the actual timing of federal agency calls.
	Amounts Maturing or Repricing as of December 31, 2001
	Less than 3 months	3 to 6 months	6 months to 1 year	1 to 2 years	2 to 3 years	3 to 5 years	> 5 yrs.	Total
	(Dollars in thousands)

Interest earning Assets(1)
Short term investments	$ 22,090	-	-	-	-	-	-	$ 22,090
Certificates of Deposit	-	-	-	$ 2,126	-	-	-	2,126
Investment securities(2)	15,761	$ 16,981	$ 23,862	32,505	$ 3,962	-	$ 10,579	103,650
Mortgage and asset backed securities(2)	8,040	12,959	16,120	26,647	22,294	$ 33,665	54,669	174,394
Loans(3)	146,975	42,899	84,201	151,975	137,124	147,483	74,887	785,544
Total interest earning assets	$192,866	$ 72,839	$124,183	$213,253	$163,380	$181,148	$140,135	$1,087,804
Interest Bearing Liabilities
NOW accounts(4)	-	-	-	-	-	-	$112,521	$112,521
Regular savings accounts	-	-	-	-	-	-	55,963	55,963
Money market accounts(5)	$334,686	-	-	-	-	-	-	334,686
Certificate of deposit accounts	68,035	$ 70,455	$ 82,259	$ 50,650	$ 43,324	$ 12,394	-	327,117
Borrowed funds	4,358	5,309	8,550	16,489	26,270	23,174	31,142	115,292
Total interest bearing liabilities	$407,079	$ 75,764	$ 90,809	$ 67,139	$ 69,594	$ 35,568	$199,626	$ 945,579
Interest sensitivity gap	(214,213)	(2,925)	33,374	146,114	93,786	145,580	(59,491)
Cumulative interest sensitivity gap	(214,213)	(217,138)	(183,764)	(37,650)	56,136	201,716	142,225
Cumulative interest sensitivity gap as a percent of total assets	-18.82%	-19.08%	-16.14%	-3.31%	4.93%	17.72%	12.50%
Cumulative interest sensitivity gap as a percent of total interest-earning assets	-19.69%	-19.96%	-16.89%	-3.46%	5.16%	18.54%	13.07%
Cumulative interest-earning assets as a percentage of cumulative interest bearing liabilities	47.38%	55.03%	67.97%	94.12%	107.90%	127.04%	115.04%

____________________
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


      During 2001, the Company entered into an interest rate swap agreement, designated as a "cash flow' hedge, with a notional value of $20.0 million. An interest rate swap is an agreement whereby one party agrees to received a variable rate of interest on a notional value in exchange for paying a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. The purpose of this swap is to hedge the variability of interest expense payments on Treasury Index deposit accounts attributable to changes in interest rates. Under the terms of the swap agreement, the Company receives payments based on weekly average rate on three month U.S. Treasury bills in exchange for payments based on a fixed rate. The swap has a maturity of 2 years and is not callable. As of December 31, 2001, the Company was receiving a variable rate of 1.752% and paying a fixed rate of 4.10% on this swap. As a result of this interest rate swap, the Company realized interest expense of $152,000 for the year ended December 31, 2001. As of December 31, 2001, the fair value of the swap of $412,000 was recorded as a liability and recorded against accumulated other comprehensive income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of Port Financial Corp. and Subsidiaries as of December 31, 2001 and 2000 are included in pages F-1 through F-40 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information included on pages 8 through 24 of Port Financial Corp.'s Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference: "Election of Directors," "Information as to Nominees and Continuing Directors," "Nominees for Election as Director," "Executive Officers," and " Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

      The following information included on pages 15 through 23 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers--Directors' Compensation," "Executive Compensation," "Employment Agreements," and "Benefits."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information included on pages 4 and 7 of the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain Beneficial Owners and Management--Principal Stockholders of Port Financial Corp." and "Security Ownership of Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information included on page 24 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers--Transactions with Certain Related Persons."


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K
(a)	Listed below are all financial statements and exhibits filed as part of this report:
(1)

The consolidated balance sheets of Port Financial Corp. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income and cash flows for each of the years in the three-year period ended December 31, 2001, together with the related notes and the independent auditor's report of Arthur Andersen LLP, independent public accountants.

(2) Schedules omitted as they are not applicable.
(3) Exhibits
2.1	Plan of Conversion and Stock Issuance Plan of Cambridgeport Mutual Holding Company (including the Amended and Restated Charter and Bylaws of Cambridgeport Bank)*
3.1	Articles of Organization of Port Financial Corp.*
3.2	Bylaws of Port Financial Corp.*
4.1	Articles of Organization of Port Financial Corp. (See Exhibit 3.1)*
4.2	Bylaws of Port Financial Corp. (See Exhibit 3.2)*
4.3	Form of Stock Certificate of Port Financial Corp.*
10.1	Form of Employee Stock Ownership Plan of Port Financial Corp.*
10.2	Form of ESOP Restoration Plan of Port Financial Corp.*
10.3	Form of Employment Agreement, between James Keegan and Port Financial Corp.*
10.4	Form of Employment Agreement, between Jane Lundquist and Port Financial Corp.*
10.5	Form of Trust Agreement under the Cambridgeport Bank Nonqualified Pension Plans and Supplemental Executive Retirement Plan*
10.6	Form of 1999 Nonqualified Pension Plan of Cambridgeport Bank and Amendment thereto*
10.7	Form of Directors' Emeritus Consultation Plan of Port Financial Corp.*
10.8	Form of Officers' Deferred Compensation Plan of Cambridgeport Bank*
10.9	Long-Term Incentive Plan of Port Financial Corp.*
10.10	Form of Employment Agreement, between Charles Jeffrey and Port Financial Corp.
13.1	2001 Annual Report
21.1	Subsidiaries of the Registrant*
23.1	Consent of Arthur Andersen LLP
99.1	Representation letter of Arthur Andersen LLP
*	Incorporated herein by reference to Registration Statement No. 333-91549 on Form S-1 of Port Financial Corp. filed with the Securities and Exchange Commission on November 23, 1999, as amended.
**	Incorporated herein by reference to Exhibit 10.1 filed on November 14, 2000 on Form 10-Q for the quarter ended September 30, 2000.

***	Incorporated herein by reference to the Exhibit 21.1 filed on March 29, 2001 on the Form 10-K for the fiscal year ended December 31, 2000.
(b)	The Company has not filed any reports on Form 8-K for the quarter ended December 31, 2001.


SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on March 19, 2002.
Port Financial Corp. /s/ James B. Keegan By: James B. Keegan Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.
Name	Title	Date
/s/ James B. Keegan James B. Keegan	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 19, 2002
/s/ Charles Jeffrey Charles Jeffrey	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2002
/s/ Paul R. Corcoran, Jr. Paul R. Corcoran, Jr.	Director	March 19, 2002
/s/ Daniel C. Crane Daniel C. Crane	Director	March 19, 2002
/s/ Samuel C. Flemming Samuel C. Flemming	Director	March 19, 2002
/s/ William Goldberg William Goldberg	Director	March 19, 2002
/s/ Robert D. Happ Robert D. Happ	Director	March 19, 2002
/s/ Jane L. Lundquist Jane L. Lundquist	Director and President	March 19, 2002
/s/ Joseph F. O'Connor Joseph F. O'Connor	Director	March 19, 2002
/s/ Thomas H. Niles /s/ Thomas H. Niles	Director	March 19, 2002
/s/ Rudolph R. Russo Rudolph R. Russo	Director	March 19, 2002
/s/ Sandra J. Sucher Sandra J. Sucher	Director	March 19, 2002
/s/ Lawrence Weber Lawrence Weber	Director	March 19, 2002


PORT FINANCIAL CORP.

Consolidated Financial Statements
as of December 31, 2001, 2000 and 1999
Together with Auditors' Report


All schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto.


Report of Independent Public Accountants

To the Shareholders and Board of Directors of
Port Financial Corp.

We have audited the accompanying consolidated balance sheets of Port Financial Corp. and subsidiaries (collectively, the Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Port Financial Corp. and its subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Boston, Massachusetts

February 22, 2002


PORT FINANCIAL CORP.

Consolidated Balance Sheets

(in thousands)
	December 31,
Assets	2001	2000
Cash and Cash Equivalents (Note 1): Cash and due from banks Federal funds sold Short-term investments	$ 14,170 12,825 9,249	$ 11,819 36,680 21,768
Total cash and cash equivalents	36,244	70,267

Certificates of Deposit
Investment Securities Held-to-Maturity, at amortized cost (Note 2)
Investment Securities Available-for-Sale, at fair value (Note 2)
Federal Home Loan Bank Stock, at cost (Note 7)
Savings Bank Life Insurance Stock, at cost
Loans Held for Sale (Note 1 and 3)
Loans, net (Notes 1 and 3)
Banking Premises and Equipment, net (Note 4)
Accrued Interest Receivable
Other Assets (Notes 5 and 11)

	2,126 14,444 265,495 6,273 1,934 1,571 774,649 23,430 5,452 6,592	104 22,332 181,196 4,951 1,934 823 687,382 23,649 6,131 5,900
Total assets	$1,138,210	$1,004,669
Liabilities and Stockholders' Equity
Liabilities: Deposits (Note 6) Mortgagors' escrow payments Federal Home Loan Bank advances (Note 7) Accrued expenses and other liabilities (Notes 8 and 11) Total liabilities	$ 884,529 3,990 115,249 11,044 1,014,812	$ 806,021 3,801 35,801 6,993 852,616
Commitments and Contingencies (Notes 9 and 12)

Stockholders' Equity (Note 11):
    Preferred stock, $0.01 par value-
      Authorized--5,000,000 shares
      Issued and outstanding--no shares
    Common stock, $0.01 par value-
      Authorized--30,000,000 shares;
      Issued--7,442,818 shares as of December 31, 2001 and 2000
    Additional paid-in capital
    Treasury stock, at cost--1,639,212 shares as of December 31, 2001
    Unearned compensation--Recognition and retention plan
    Unearned compensation--ESOP
    Retained earnings
    Accumulated other comprehensive income

	- 74 70,879 (35,095) (3,339) (7,026) 91,652 6,253	- 74 76,284 - (4,304) (7,277) 82,750 4,526
Total stockholders' equity	123,398	152,053
Total liabilities and stockholders' equity	$1,138,210	$1,004,669

The accompanying notes are an integral part of these consolidated financial statements.


PORT FINANCIAL CORP.

Consolidated Statements of Operations

(in thousands)
	Year Ended December 31,
	2001	2000	1999
Interest and Dividend Income: Interest on loans Interest and dividends on investment securities Interest on other cash equivalents Interest on certificates of deposit	$ 53,137 14,721 1,648 130	$ 49,355 11,505 1,423 115	$ 40,366 8,462 735 408
Total interest and dividend income	69,636	62,398	49,971
Interest Expense: Interest on deposits Interest on borrowed funds	31,143 3,605	30,737 1,966	23,420 2,286
Total interest expense	34,748	32,703	25,706
Net interest income	34,888	29,695	24,265
Provision for Loan Losses (Note 3)	1,225	916	740
Net interest income after provision for loan losses	33,663	28,779	23,525

Noninterest Income:
    Customer service fees
    Gain (loss) on sales of investment securities, net (Note 2)
    Gain on sales of loans, net
    Loan servicing fee income
    Gain on pension plan settlement/curtailment
    Gain on sale of branch
    Other income

	1,275 374 644 420 2,212 529 1,842	1,062 (603) 274 496 448 - 882	862 - 599 416 - - 1,182
Total noninterest income	7,296	2,559	3,059

Noninterest Expenses:
    Compensation and employee benefits (Note 11)
    Occupancy and equipment expenses (Note 4 and Note 9)
    Data processing service fees
    Marketing and investor relations
    Other noninterest expenses

	14,580 3,322 2,016 1,190 3,682	12,435 3,554 1,588 1,124 3,589	10,748 3,205 1,435 1,014 3,218
Total noninterest expenses	24,790	22,290	19,620
Income before provision for income taxes	16,169	9,048	6,964
Provision for Income Taxes (Note 8)	5,803	3,147	2,190
Net income	$ 10,366	$ 5,901	$ 4,774
Weighted Average Shares Outstanding (Notes 1 and 11): Basic Common stock equivalents	5,960,006 100,925	- -	- -
Diluted	6,060,931	-	-
Earnings per Share: Basic Diluted	$ 1.74 $ 1.71	Not Meaningful Not Meaningful	Not Meaningful Not Meaningful

The accompanying notes are an integral part of these consolidated financial statements.


PORT FINANCIAL CORP.

Consolidated Statements of Changes in Stockholder's Equity
for the Years Ended December 30, 2001, 2000, 1999

(in thousands)
	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation ESOP/RRP	Treasury Stock	Total	Comprehensive Income
Balance, December 31, 1998	$ -	$ -	$ 72,447	$ 3,641	$ -	$ -	$ 76,088	$ -
Net income Change in unrealized losses on securities available-for-sale, net of taxes of $992	- -	- -	4,774 -	- (1,732)	- -	- -	4,774 (1,732)	4,774 (1,732)
Balance, December 31, 1999	-	-	77,221	1,909	-	-	79,130	$ 3,042

    Net income
    Issuance of stock less stock offering costs
      (of $2.6 million)
    Change in unrealized gains on securities
      available-for-sale, net of taxes of $1,273
    Reclassification of securities gains included
      in net income, net of taxes of $213
    ESOP unearned compensation:
    Acquisition of shares
    Amortization of unearned compensation
    RRP unearned compensation:
    Grant of RRP stock awards
    Amortization of unearned compensation
    Cash dividend--$0.05 per share

	- 74 - - - - - - - - -	- 71,746 - - - - 50 - 4,488 - -	5,901 - - - - - - - - - (372)	- - 2,227 390 - - - - - - -	- - - - - (7,514) 237 - (4,488) 184 -	- - - - - - - - - - -	5,901 71,820 2,227 390 - (7,514) 287 - - 184 (372)	$ 5,901 - 2,227 390 - - - - - - -
Balance, December 31, 2000	74	76,284	82,750	4,526	(11,581)	-	152,053	$ 8,518

    Net income
    Change in unrealized gains on securities
      available-for-sale, net of taxes of $1,154
    Change in fair market value of swap
      agreements, net of taxes ($169)
    Purchase of RRP stock
    Purchase of treasury stock
    Exercise of stock options
    Net forfeiture of RRP awards
    Amortization of unearned compensation
    Cash dividend--$0.24 per share

	- - - - - - - - -	- - - (5,453) - (33) (82) 163 -	10,366 - - - - - - - (1,464)	- 1,970 (243) - - - - - -	- - - - - - 82 1,134 -	- - - - (35,390) 295 - - -	10,366 1,970 (243) (5,453) (35,390) 262 - 1,297 (1,464)	$ 10,366 1,970 (243) - - - - - -
Balance, December 31, 2001	$ 74	$ 70,879	$ 91,652	$ 6,253	$ (10,365)	$ (35,095)	$ 123,398	$ 12,093

The accompanying notes are an integral part of these consolidated financial statements.


PORT FINANCIAL CORP.

Consolidated Statements of Cash Flows

(in thousands)
	Years Ended December 31,
	2001	2000	1999

Cash Flows from Operating Activities:
    Net income
    Adjustments to reconcile net income to net cash
      provided by operating activities-
        Provision for possible loan losses
        Depreciation and amortization
        Net (gain) loss from sales of investment securities
        Amortization of premiums on investment securities, net
        Increase in cash surrender value
        Gain on pension plan settlement/curtailment
        Gain on loan sales, net
        Proceeds from sale of loans
        Loans originated for sale
        Gain on sale of branch deposits
        Amortization of unearned compensation
         (Increase) decrease in other assets
         (Increase) decrease in accrued interest receivable
         (Increase) in prepaid deferred tax provision
         (Decrease) increase in deferred loan fees
        Increase (decrease) in accrued expenses and other liabilities

	$ 10,366 1,225 1,863 (374) (201) (194) (2,212) (644) 54,994 (55,098) (529) 1,297 (498) 679 (316) (223) 4,051	$ 5,901 916 1,479 603 156 (10) (448) (274) 24,761 (25,310) - 471 1,375 (2,077) (448) (112) 592	$ 4,774 740 1,214 - 123 (435) - (599) 44,897 (40,456) - - (1,185) (22) (186) (108) (643)
Net cash provided by operating activities	14,186	7,575	8,114

Cash Flows from Investing Activities:
    Proceeds from sales, maturities and principal
      repayment of securities available-for-sale
    Purchase of securities available-for-sale
    Proceeds from sales, maturities and principal
      repayment of securities held-to-maturity
    Purchase of securities held-to-maturity
    Proceeds from maturities of certificates of deposit
    Purchase of certificates of deposit
    Purchase of FHLB stock
    Purchase of premises and equipment
    Loan originations, net
    Recoveries of loans previously charged-off

	94,408 (175,413) 7,890 - 109 (2,131) (1,322) (1,644) (86,291) 85	53,642 (99,863) 2,653 (24,969) 5,228 (183) (499) (13,346) (111,847) 100	53,600 (43,264) - - 5,107 (4,356) (573) (7,381) (84,049) 115
Net cash used in investing activities	(164,309)	(189,084)	(80,801)

Cash Flows from Financing Activities:
     Increase (decrease) in certificates of deposit
    (Decrease) in certificate of deposits due to sale of branch deposits
    Increase in demand deposits, NOW accounts and savings accounts
    (Decrease) in demand deposits, NOW accounts and
      savings accounts due to sale of branch deposits
    Increase in mortgagors' escrow payments
    Increase (decrease) to borrowings
    Net proceeds on stock offering
    Exercise of stock options
    Cash dividends
    ESOP purchases
    RRP purchases
    Treasury stock purchases

	24,454 (5,958) 70,175 (10,163) 189 79,448 - 262 (1,464) - (5,453) (35,390)	(19,811) - 207,544 - 770 (20,090) 71,820 - (372) (7,514) - -	18,424 - 34,446 - 374 28,825 - - - - - -
Net cash provided by financing activities	116,100	232,347	82,069
Net (Decrease) Increase in Cash and Cash Equivalents (Note 1)	(34,023)	50,838	9,382
Cash and Cash Equivalents, beginning of year	70,267	19,429	10,047
Cash and Cash Equivalents, end of year	$ 36,244	$ 70,267	$ 19,429
Supplemental Disclosures of Cash Flow Information: Cash paid for interest Cash paid for income taxes	$ 34,713 $ 4,154	$ 32,488 $ 3,547	$ 25,511 $ 3,070

The accompanying notes are an integral part of these consolidated financial statements.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

(1)  Summary of Significant Accounting Policies

Basis of Presentation

Port Financial Corp. (Port or the Company) is a Massachusetts-chartered stock holding company, which owns all of the capital stock of Cambridgeport Bank (the Bank). As part of its conversion, the Company converted from a Massachusetts-chartered mutual holding company, Cambridgeport Mutual Holding Company, to a Massachusetts-chartered stockholding company and changed its name to Port Financial Corp. Port sold 7,442,818 shares of its common stock to its eligible depositors, management, employees and to the Company's Employee Stock Ownership Plan (ESOP). Net proceeds of the stock offering were $71.8 million. The conversion and stock offering were completed on April 11, 2000.

The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries, Cambridgeport Bank (collectively, the Bank) and Brighton Investment Corporation. Cambridgeport Bank has four wholly owned subsidiaries, Temple Investment Corporation, River Investment Corporation, Cambridgeport Insurance Services, Inc. and Prospect Real Estate Investment Corp. Temple Investment Corporation and River Investment Corporation both engage in securities investment activities. Cambridgeport Insurance Services, Inc. was established in April 2000 and intends to provide insurance. Prospect Real Estate Investment Corp. was established in April 2001, and holds certain mortgage loans originated by the Bank. In addition, Cambridgeport Bank is the sole member of Temple Realty, LLC, which was formed to own the land and the building of Cambridgeport Bank's new administrative center. Brighton Investment Corporation also engages in securities investment activities. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation. Such reclassifications have no effect on previously reported consolidated net income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particulary susceptible to significant changes in the near term relate to the determination of the allowance for loan losses and the valuations of foreclosed real estate and deferred tax assets.

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and overnight


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

deposits with maturities of one day and investments in the highly liquid Bank Investment Fund.

Investment Securities

Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at cost, adjusted for amortization of premiums and accretion of discounts, using the effective-yield method. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. The Bank has no securities classified as trading. Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income in the consolidated statement of stockholders' equity, net of the related taxes. The Bank classifies its securities based on the Bank's intention at the time of purchase.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. The Company evaluates individual securities that have fair values below cost for six months or longer to determine if the decline in fair value is other than temporary. When securities are sold, the adjusted cost of the specific security sold is used to compute gains or losses on the sale.

Loans Held for Sale

Loans held for sale are carried at the lower of the recorded loan balance or market value based on prevailing market conditions and commitments from institutional investors to purchase such loans. There were no adjustments required for unrealized losses at December 31, 2001 and 2000.

Loans, Deferred Fees and the Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, reduced by amounts due to borrowers on unadvanced loans, net deferred loan fees and the allowance for loan losses.

Deferred loan origination fees and certain deferred loan origination costs are amortized over the contractual life of the related loan using the interest method or taken into income at the time the loans are sold. At December 31, 2001 and 2000, the Bank had net deferred loan fees of approximately $3,000 and $226,000, respectively.

The allowance for loan losses is maintained at a level considered adequate to provide for loan losses. The allowance is increased by provisions charged to operations and realized losses, net of recoveries, are charged directly to the allowance. The reserve for loan losses is evaluated on a regular basis by management. It is based upon management's systematic periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay,


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in estimates are provided currently in earnings.

Loans are considered impaired when, based upon current information and events, it is probable that the Bank will not be able to collect principal payments, interest and fees according to the contractual terms of the loan agreement. Management considers the payment status, net worth and earnings potential of a borrower, as well as the value and related cash flow derived from the collateral as factors to evaluate whether a loan will be paid in accordance with its contractual terms. The amount judged to be impaired is the difference between the present value of the expected future cash flows discounted at the loan's original contractual effective interest rate and the net carrying amount of the loan. If foreclosure on a collateralized loan is probable, impairment is measured based on the fair value of the collateral, less costs to sell, compared to the carrying value. If appropriate, a valuation reserve is established to recognize the difference between the carrying value and the fair value. Impaired loans are charged off when management believes that the collectibility of the loan's principal is doubtful. The Bank considers nonaccrual loans, except for smaller-balance homogenous residential and consumer loans, to be impaired. All impaired loans are classified as nonaccrual.

Mortgage Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. The Bank utilizes a single stratum for measuring the fair value of its mortgage servicing rights because of the homogeneity of it serviced loan portfolio. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. The value of the mortgage servicing rights was $76,000 and $99,000 as of December 31, 2001 and 2000 respectively.

Banking Premises and Equipment

Land is stated at cost. Banking premises, leasehold improvements and furniture, fixtures and equipment are stated at cost, less accumulated depreciation and amortization. Construction-in-progress represents expenditures at cost and capitalized interest, which is calculated using the average construction costs for the period and the Bank's average borrowing rate. Depreciation and amortization are primarily computed by use of the straight-line method over the estimated useful lives of the respective assets or the terms of the respective leases, if shorter. The cost of maintenance and repairs is charged to expense as incurred; major expenditures for betterments are capitalized and depreciated.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

Income Taxes

The Company must estimate income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company's actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deductions of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgement is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2001, there were no valuation allowances set aside against any deferred tax assets.

Earnings per Share

Earnings per share is not presented for the years ended December 31, 2000 and 1999 because the earnings per share calculation for the period prior to April 11, 2000 (the date of conversion to a stock company) is not meaningful. Prior to April 11, 2000, the Company was a mutual holding company and no stock was outstanding.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighed average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if contracts to issue common stock for stock options and stock awards were exercised during the period using the treasury stock method. Options to purchase 76,250 shares of common stock as of December 31, 2001 were excluded from the calculation of diluted EPS because the options exercise price was greater than the average market price of the common shares for the year ended December 31, 2001 and their inclusion would have been anit-dilutive. ESOP shares committed to be released are considered outstanding while unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for either basic or diluted earnings per share calculations. The Bank has previously awarded RRP shares that vest at a rate of 20% per year. For purposes of calculating EPS, these vested shares are included in both basic and diluted shares.

Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. Also, when a hedged item or derivative is terminated, sold or matures, any remaining value would be recognized in earnings either immediately or over the remaining life of the contract.

During 2001, the Bank entered into an interest rate swap agreement, designated as a cash flow' hedge, with a notional value of $20.0 million. The Bank measures the effectiveness of this hedge by modeling the impact on the exposures under various interest rate scenarios. The purpose of this swap is to hedge the variability of interest expense payments on Treasury Index deposit accounts attributable to changes in interest rates. Under the terms of the swap agreement, the Bank receives payments based on weekly average rate on three month U.S. Treasury bills in exchange for payments based on a fixed rate. The swap has a maturity of 2 years and is not callable. As of December 31, 2001, the Bank was receiving a variable rate of 1.752% and paying a fixed rate of 4.10% on this swap. The fair value of the swap of $412,000 was recorded as a liability and recorded against accumulated other comprehensive income. The swap had no material effect on income during the year ended December 31, 2001.

Interest Income Recognition

It is the policy of the Bank to discontinue the accrual of interest on loans when, in the judgment of management, the ultimate collectibility of principal or interest becomes doubtful. It is the general policy of the Bank to discontinue the accrual of interest on loans delinquent in excess of 90 days. When a loan is placed on nonaccrual status, all interest previously accrued during the year is reversed against current-period interest income. Interest received on nonaccrual loans is either applied against principal or reported as income on the cash basis based on management's judgment as to the collectibility of principal.

Recent Accounting Developments

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 140, which has subsequently been amended by FASB Technical Bulletin No. 01-1, Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 Related to Isolation of Transferred Financial Assets, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement as amended is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addressed accounting for business acquisitions occurring after June 30, 2001. SFAS No. 142 addressed the method of identifying goodwill and other intangible assets acquired in a business combination and eliminated further amortization of non-SFAS No. 72 goodwill, subject to a periodic evaluation of goodwill balances for impairment. SFAS No. 142, like SFAS No. 141, took effect for transactions occurring after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, SFAS No. 142 is effective for the Bank beginning on January 1, 2002. The Bank does not expect that the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 43 is effect for financial statements issued for fiscal years beginning after June 15, 2002. The Bank does not expect that the adoption of this statement will have a material impact on the consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting Effects on Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Bank does not expect that the adoption of this statement will have a material impact on its consolidation financial position or results of operations.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

(2)  Investment Securities

The amortized cost and fair value of securities classified as available-for-sale at December 31, 2001 and 2000 are as follows (in thousands):

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and agency obligations Other bonds and notes Mortgage-backed securities	$ 24,759 57,039 171,950	$ 652 1,869 1,557	$ (53) - (495)	$ 25,358 58,908 173,012
Total debt securities	253,748	4,078	(548)	257,278
Marketable equity securities	1,645	6,590	(18)	8,217
Total securities available-for-sale	$ 255,393	$ 10,668	$ (566)	$ 265,495

	December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and agency obligations Other bonds and notes Mortgage-backed securities Collateralized mortgage obligations	$ 51,123 66,112 45,126 10,012	$ 309 750 439 66	$ (5) (3) (129) -	$ 51,427 66,859 45,436 10,078
Total debt securities	172,373	1,564	(137)	173,800
Marketable equity securities	1,844	5,593	(41)	7,396
Total securities available-for-sale	$ 174,217	$ 7,157	$ (178)	$ 181,196

A schedule of the maturity distribution of debt securities available-for-sale at December 31, 2001 is as follows (dollars in thousands):

	Amortized Cost	Percent of Total	Fair Value
One year or less Over 1 year to 5 years Over 5 years to 10 years Over 10 years	$ 34,665 47,846 43,741 127,496	13.7% 18.9 17.2 50.2	$ 35,527 49,164 44,580 128,007
Total	$ 253,748	100.0%	$ 257,278


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

The amortized cost and fair value of securities classified as held-to-maturity at December 31, 2001 and 2000 are as follows (in thousands):

December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and agency obligations Mortgage-backed securities	$ 12,000 2,444	$ 42 139	$ - -	$ 12,042 2,583
Total securities held-to-maturity	$ 14,444	$ 181	$ -	$ 14,625

December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and agency obligations Mortgage-backed securities	$ 19,000 3,332	$ 30 91	$ (11) -	$ 19,019 3,423
Total securities held-to-maturity	$ 22,332	$ 121	$ (11)	$ 22,442

A schedule of the maturity distribution of debt securities held-to-maturity at December 31, 2001 is as follows (dollars in thousands):

	Amortized Cost	Percent of Total	Fair Value
One year or less Over 1 year to 5 years Over 5 years to 10 years Over 10 years	$ - 5,000 9,444 -	0.0% 34.6 65.4 0.0%	$ - 5,006 9,619 -
Total	$ 14,444	100.0%	$ 14,625

Actual maturities of mortgage-backed securities may differ from contractual maturities presented because borrowers have the right to prepay obligations without incurring prepayment penalties.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

Proceeds from the sales of investment securities and related gross gains and gross losses for the years ended December 31, 2001, 2000 and 1999 were as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Proceeds from sales	$ 374	$ 35,393	$ -
Gross gains	374	10	-
Gross losses	-	613	-

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

The Bank's loan portfolio consisted of the following (in thousands):

	December 31,
	2001	2000
Real estate loans- Residential Commercial Home equity lines of credit Construction and land	$ 411,630 265,854 90,105 11,442	$ 353,518 241,325 82,885 11,458
Total real estate loans	779,031	689,186
Commercial	653	1,083
Consumer	4,286	5,172
Total loans	783,970	695,441
Less--Allowance for loan losses	9,321	8,059
Total loans, net	$ 774,649	$ 687,382


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

The Company maintains an allowance for loan losses through a provision that is charged to income. Management determines the adequacy of the allowance through regular monitoring of the loan portfolio, and quarterly assessments of the loss potential in the portfolio. Although it involves significant uncertainties, this review process takes into account historical loan loss experience, known and inherent risks in the loan portfolio, changes in categories with higher loss potential such as commercial real estate loans and jumbo residential mortgage loans and the estimated values of the underlying collateral. Management also considers the effects on the portfolio and its underlying collateral from economic and market trends. Management's methodology for assessing the adequacy of the allowance includes a review of the components, which include a formula allowance for performing loans and a specific allowance for any identified problem loans. Changes in the volume and concentrations of performing loans affects the formula allowance and the allocation of the allowance among types of loans. Changes in the balance of impaired loans affect the specific reserve.

The specific allowance incorporates the results of measuring impairment for specifically identified problem loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures. In accordance with SFAS No. 114 and No. 118, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan's contractual terms. Measurement of impairment is based on the present value of anticipated future cash flows, fair value of collateral, or the loan's observable market price. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as consumer installment and student loans. As of December 31, 2001, the Company had no impaired loans.

The formula allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined, and excluding loans which are secured by pledged deposits. Each quarter, the Bank prepares an allowance for loan losses worksheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade. Changes in the mix of loans and the internal loan grades affect the amount of the formula allowance. Loss factors are assigned to each category based on the Bank's assessment of each category's inherent risk. In determining the loss factors to apply to each loan category, the Bank considers historical losses, peer group comparisons, industry data and loss percentages used by banking regulators for similarly graded loans. Because the determination of future loss potential is inherently uncertain, a portion of the formula allowance is not allocated to any loan category. The unallocated portion of the allowance comprised 22.0% of the total allowance as of December 31, 2001, and 17.9% as of December 31, 2000.

A portion of the allowance for loan losses is not allocated to any specific segment of the loan portfolio. This non-specific reserve is maintained because the analysis of the economy, the business environment, and other external factors is inherently a subjective and imprecise process, and therefore the impact of such external factors on the portfolio can be unforeseen. Management has identified certain risk factors that could have such an impact on the degree of loss sustained within the portfolio. These include changes in general economic and business conditions that reduce


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

borrowers' ability to repay their loans or change the value of pledged collateral. Other risk factors may include concentrations of loans to certain industries or geographic concentrations.

In order to address the imprecise nature of estimating or measuring future loan losses, management maintains a non-specific general allowance for loan losses. The portion of the allowance attributed to measurement uncertainty was $2.1 million at December 31, 2001 compared to $1.4 million at December 31, 2000. Management increased the measurement uncertainty allocation by $611,000 primarily because of concerns over the weakening of the national economy and the potential effects of economic weakness on the local economy and local borrowers. In the latter months of 2001, there was evidence that the national economy was in a recession, although as of December 31, 2001, the Bank had not yet seen evidence that the deteriorating economic conditions had led to a rising incidence of payment delinquencies or defaults from its borrowers. However, management decided to increase the measurement uncertainty portion of the allowance based on its belief that there may be a lag between the national economic slowdown and its effect on the local economy.

Although the Company believes that the allowance for loan losses is adequate, future additions may be necessary if economic conditions, real estate values and other factors differ substantially from the current operating environment.

For the fiscal year ended December 31, 2001, the Company increased the allowance for loan losses through a $1.2 million provision for loan losses based on an evaluation of the items discussed above. The $1.2 million provision represented an increase of $309,000 from the 2000 provision of $916,000. Management cited several factors in its decision to increase the provision. First, the general economy deteriorated in 2001, as growth slowed from the previous year. The market for commercial real estate deteriorated as vacancy rates rose, rental rates declined, and major companies scaled back expansion plans. In addition, the Company downgraded certain commercial real estate loans based on the deteriorating financial condition of tenant occupants. Finally, the impact 0of the September 11 attacks on the travel and hospitality industries prompted downgrades within the hospitality sector of the commercial real estate portfolio.

The Company believes that the current allowance for loan losses accurately reflects the level of risk in the loan portfolio. The most significant trend influencing the level of allowance over the last five years is the growth in the commercial real estate and construction loan portfolio, which has risen from $94.2 million at the end of 1996 to $278.2 million at December 31, 2001. The Company believes that, despite using prudent underwriting standards, commercial real estate loans contain higher loss potential than one-to-four-family residential mortgages.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

Nonaccrual loans consisted of the following (in thousands):

	December 31,
	2001	2000
Residential real estate Consumer loans	$ - 133	$ - 134
	$ 133	$ 134

If these loans had been paying in accordance with their original contractual terms, approximately $14,000 and $7,000 of additional interest income would have been recorded in 2001 and 2000, respectively. There are no commitments to extend additional credit on these loans.

During 2001 and 2000 there were not any average recorded impaired loans at the Bank. Impaired loans do not apply to large groups of smaller balance homogeneous loans such as consumer installment and student loans.

An analysis of the allowance for loan losses is as follows (in thousands):

	2001	2000	1999
Balance, beginning of year	$ 8,059	$ 7,081	$ 6,633
Provision for loan losses	1,225	916	740
Charge-offs- Real estate Commercial Consumer	(18) (2) (28)	- - (38)	- - (407)
	(48)	(38)	(407)
Recoveries- Real estate Commercial Consumer	- - 85	- - 100	5 107 3
	85	100	115
Net (charge-offs) recoveries	37	62	(292)
Balance, end of year	$ 9,321	$ 8,059	$ 7,081

In the ordinary course of business, the Bank has granted loans to directors and principal officers at substantially the same terms and conditions as those prevailing at the time of origination for comparable transactions with other borrowers. In the


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

opinion of management, these loans do not involve more than normal risk of collectibility. The aggregate amount of these loans was approximately $400,000 and $407,000 at December 31, 2001 and 2000, respectively. During 2001, there were no new loans granted and payments/payoffs were approximately $7,000. None of these loans were on nonaccrual status during 2001 and 2000.

(4)  Banking Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of banking premises and equipment and their estimated useful lives is as follows (in thousands):

	December 31,		Estimated Useful Life
	2001	2000
Land	$ 2,847	$ 2,847
Banking premises and leasehold improvements	21,277	20,852	30-39 years or lease term
Furniture, fixtures and equipment	4,012	4,250	3-10 years
	28,136	27,949
Less--Accumulated depreciation and amortization	4,706	4,300
	$ 23,430	$ 23,649

Depreciation and amortization expense of banking premises and equipment for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $1,863,000, $1,479,000 and $1,214,000, respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of operations.

In February 1999, the Bank entered into an agreement with a developer for the construction of a new administrative center that was completed in May 2000. Port Financial Corp. and certain administrative and operation departments of the Bank are located in this new building. The cost of the land and building was $17.4 million, of which $14.5 million was borrowed from the Federal Home Loan Bank. The Bank occupies approximately 42,000 square feet of the 74,000-square-foot building and tenants under long-term leases occupy the remainder of the building.

For the years ended December 31, 2000 and 1999, the Bank capitalized approximately $478,000 and $129,000, respectively, of interest costs associated with the construction.

(5)  Loan Servicing

Loans serviced for other investors amounted to approximately $143,566,000 and $180,401,000 at December 31, 2001 and 2000, respectively. There are no formal recourse provisions related to these loans.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

During 2001 and 2000, no mortgage servicing rights were capitalized. Amortization of mortgage servicing rights for the years ended December 31, 2001, 2000 and 1999 were approximately $23,000, $27,000 and $158,000, respectively. No adjustment was required in 2001, 2000 and 1999 to reduce the mortgage servicing assets to fair value. Loans sold in 2001, 2000 and 1999 were sold primarily on a serviced release basis.

(6)  Deposits

A summary of deposit balances, by type, is as follows (in thousands):

	December 31,
	2001	2000
Demand deposit accounts NOW accounts Regular savings accounts Money market accounts	$ 54,242 112,521 55,963 334,686	$ 46,138 69,101 51,864 330,297
Total noncertificate accounts	557,412	497,400
Term certificates- Term certificates less than $100,000 Term certificates of $100,000 and over	249,631 77,486	250,662 57,959
Total term certificate accounts	327,117	308,621
Total deposits	$ 884,529	$ 806,021

A schedule of the maturity distribution of term certificates with weighted average interest rates is as follows (dollars in thousands):

	December 31,
	2001		2000
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Within 1 year Over 1 to 2 years Over 2 to 3 years Over 3 to 5 years	$ 220,749 50,650 43,324 12,394	4.88% 4.87% 4.49% 5.62%	$ 195,017 88,747 16,808 8,049	5.73% 6.32% 6.54% 6.31%
	$ 327,117	4.85%	$ 308,621	5.96%


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

(7)  Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) advances are collateralized by a blanket-type pledge agreement on the Bank's FHLB stock, certain qualified investment securities, deposits at the FHLB and first mortgages on residential property. As a member of the FHLB, the Bank is required to invest in stock of the FHLB at an amount equal to 1% of its outstanding first mortgage residential loans, 0.3% of total assets or 5% of its outstanding advances from the FHLB, whichever is higher. As and when such stock is redeemed, the Bank will receive from the FHLB an amount equal to the par value of the stock. The Bank also has access to a preapproved daily line of credit of $11,003,000. Under this line of credit, funds advanced as of December 31, 2001 and December 31, 2000 were $1,618,000 and $0, respectively.

A schedule of the maturity distribution of FHLB advances with weighted average interest rates is as follows (dollars in thousands):

	December 31,
	2001		2000
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Within 1 year Over 1 to 5 years Over 5 to 10 years 10 years and over	$ 7,218 30,052 64,419 13,560	4.98% 3.92% 5.10% 6.19%	$ 5,000 3,320 13,515 13,966	7.07% 7.00% 6.17% 6.19%
	$ 115,249	4.91%	$ 35,801	6.38%

The Bank may be subject to a substantial penalty upon prepayment of FHLB advances.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

(8)  Income Taxes

The components of the provision for income taxes for the years ended December 31 are as follows (in thousands):

	2001	2000	1999
Current- Federal State	$ 5,370 749	$ 3,204 391	$ 2,187 189
Total current	6,119	3,595	2,376
Prepaid- Federal State	(255) (61)	(384) (64)	(156) (30)
Total prepaid	(316)	(448)	(186)
Total	$ 5,803	$ 3,147	$ 2,190

The difference between the income tax rate computed by applying the statutory federal income tax rate to income before income taxes and the actual effective income tax rate is summarized as follows:

	2001	2000	1999
Statutory rate Increase (decrease) resulting from- State taxes, net of federal benefit Dividends-received deduction Tax credits Other, net	35.0% 2.8 (0.4) (1.2) (0.3)	34.0% 2.4 (0.7) (0.4) (0.5)	34.0% 1.5 (1.1) (0.5) (2.4)
	35.9%	34.8%	31.5%

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


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

At December 31, the Bank's net deferred tax asset consisted of the following components (in thousands):

	2001	2000
Deferred Tax Assets- Allowance for possible loan losses Supplemental pension Pension Depreciation Net unrealized loss on Swap agreement Other	$ 3,899 835 - 381 169 1,008	$ 3,299 794 517 539 - 530
	6,292	5,679
Deferred Tax Liabilities- Net unrealized gain on securities available-for-sale Limited partnership Other	3,610 2,446 18	2,456 2,312 27
	6,074	4,795
Net deferred tax assets	$ 218	$ 884

In August 1996, Congress passed the Small Business Job Protection Act of 1996. Included in this bill was the repeal of Internal Revenue Code Section 593, which allowed thrift institutions special provisions in calculating bad debt deductions for income tax purposes. Thrift institutions are viewed as commercial banks for income tax purposes. The repeal is effective for tax years beginning after December 31, 1995.

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

At December 31, 2001, the Bank's retained earnings include approximately $4,420,000 of bad debt reserves, representing the base year amount, for which income taxes have not been provided. Since the Bank does not intend to use the suspended bad debt reserve for purposes other than to absorb the losses for which it was established, deferred taxes in the amount of $1,849,000 have not been recorded with respect to such reserve.

(9)  Commitments and Contingencies

In the normal course of business, there are outstanding commitments and contingencies that are not reflected in the consolidated financial statements. On October 1, 2001, the Bank entered into a Master Commitment to deliver or sell


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

$5,000,000 in residential mortgage loans to a federal agency on or before September 30, 2002. At December 31, 2001, the unfulfilled portion that remained to be delivered under this commitment was approximately $5,000.000. The Bank entered into this commitment for continued relationship purposes even though the likely hood is that the Bank will not fund this commitment in full since the Bank intends to sell its loans primarily servicing released. If the commitment is not fulfilled, a penalty will not be assessed against the Bank.

The Bank acquired a portion of its furniture, fixtures and equipment under various capital leases that expire through 2002. As of December 31, 2001, capital lease obligations amounted to approximately $43,000 and are included in accrued expenses and other liabilities.

The Bank operates branch offices and certain other operations under leases that are classified as operating leases. The leases contain renewal options that guarantee the Bank the right to extend the leases for additional periods and also provide that the Bank shall pay, as additional rent, a proportionate share of any increase in real estate taxes. At December 31, 2001, future minimum lease payments are as follows:

Year ending December 31, 2002 2003 2004 2005 2006 Thereafter	$ 1,106,000 1,015,000 920,000 798,000 720,000 1,669,000
Total minimum lease payments	$ 6,228,000

The operating leases contain renewal options for periods ranging from one to 15 years, the cost of which is not included above. Rental expense amounted to approximately $963,000, $1,051,000 and $1,116,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of operations.

Aggregate reserves (in the form of deposits with the Federal Reserve Bank and vault cash) of $4,051,000 and $3,795,000 were maintained to satisfy regulatory requirements at December 31, 2001 and 2000, respectively.

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


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the Federal Reserve Bank of Boston relating to the Company classified the Company's capital as satisfactory, and the most recent notification from the FDIC relating to the Bank categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an insured depository institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table.
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
As of December 31, 2001
Company (consolidated)- Total capital (to risk-weighted assets) Tier 1 capital (to risk-weighted assets) Tier 1 capital (to average assets)	$123,398 $117,137 $117,137	19.31% 18.33% 10.56%	> or = $51,118 > or = $25,559 > or = $44,360	> or = 8.0% > or = 4.0% > or = 4.0%	N/A N/A N/A	N/A N/A N/A
Bank- Total capital (to risk-weighted assets) Tier 1 capital (to risk-weighted assets) Tier 1 capital (to Average assets)	$ 93,316 $ 87,375 $ 87,375	14.87% 13.92% 8.10%	> or = $50,199 > or = $25,100 > or = $43,166	> or = 8.0% > or = 4.0% > or = 4.0%	> or = $62,749 > or = $37,650 > or = $53,957	> or = 10.0% > or = 6.0% > or = 5.0%


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
As of December 31, 2000
Company (consolidated)- Total capital (to risk-weighted assets) Tier 1 capital (to risk-weighted assets) Tier 1 capital (to average assets)	$157,451 $147,517 $147,517	26.50% 24.83% 15.37%	> or = $47,538 > or = $23,769 > or = $38,401	> or = 8.0% > or = 4.0% > or = 4.0%	N/A N/A N/A	N/A N/A N/A
Bank- Total capital (to risk-weighted assets) Tier 1 capital (to risk-weighted assets) Tier 1 capital (to average assets)	$ 99,519 $ 92,385 $ 92,385	17.46% 16.21% 10.13%	> or = $45,587 > or = $22,793 > or = $36,489	> or = 8.0% > or = 4.0% > or = 4.0%	> or = $56,983 > or = $34,190 > or = $45,611	> or = 10.0% > or = 6.0% > or = 5.0%

(11)  Employee Benefits

Pension Plan

Through October 31, 2000, the Bank provided pension benefits for eligible employees through the Savings Banks Employees' Retirement Association's (SBERA) Pension Plan (the Plan). Each employee reaching the age of 21 and having completed one year of service became a participant. All participants were fully vested after three years of service.

In September 2000, the Board of Directors voted to freeze benefits under the SBERA Plan effective October 31, 2000 and to terminate the SBERA plan on or about March 1, 2001. In connection with this decision, the SBERA Plan was also amended to improve the benefit formula for current employees and permit payment of lump sums.

As a result of the decision to terminate the SBERA Plan, the Bank recognized, in non-interest income, a curtailment gain of $448,000 in 2000, representing the difference between the estimated benefit obligation and the accumulated benefit obligation at the effective date of termination.

In December 2001, all obligations of the Cambridgeport Bank SBERA Plan were settled with excess assets of $1,206,000 to be returned to the bank. A pretax gain of $2,212,000 was recognized with this settlement.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

According to the Plan's actuary, and in accordance with SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, the following summary sets forth the Plan's funded status and amounts included in the Bank's consolidated balance sheets as of December 31, 2001 and 2000.

	2001	2000
(in thousands)
Benefit obligation at beginning of year Service cost Interest cost Actuarial gain Benefits paid Settlements Plan amendments	$ 4,256 - - - - (4,907) 651	$ 4,130 413 320 (446) (161) - -
Benefit obligation at end of year	$ -	$ 4,256
Fair value of assets at beginning of year Actual return on plan assets Contributions by employer Benefits paid Settlements Reversion to employer	$ 5,880 233 - - (4,907) (1,206)	$ 5,265 776 - (161) - -
Fair value of assets at end of year	$ -	$ 5,880
Fair value of assets at end of year Benefit obligation at end of year	$ - -	$ 5,880 4,256
Funded status	-	1,624
Unrecognized net gain Unrecognized net asset	- -	(2,666) (222)
Net accrued benefit cost	$ -	$ (1,264)

Actuarial assumptions used in determining plan obligations and net pension expense are as follows:

	2001	2000	1999
Discount rate used to calculate projected benefit obligation	N/A	7.75%	6.75%
Expected long-term rate of return on plan assets	N/A	8.0%	8.0%
Annual salary increase	N/A	4.5%	4.5%


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

	2001	2000	1999
Service cost benefit earned during the period Interest cost on projected benefit obligation Expected return on plan assets Amortization of transition asset Amortization of net gain	$ - - - - -	$ 413 320 (421) (22) (93)	$ 420 290 (339) (22) (46)
Net pension cost	$ -	$ 197	$ 303

Effective December 1, 1987, the Bank adopted a nonqualified supplemental pension plan (the Nonqualified Plan). Certain officers as of December 1, 1987 were eligible for enrollment. In addition, certain officers elected after December 1, 1987 were eligible for enrollment after five years of service. The present value of the future payments was accrued over the estimated remaining terms of employment. Net expense for these supplemental retirement benefits for the year ended December 31, 1998 was approximately $126,000.

Effective May 4, 1999, the Bank terminated the Nonqualified Plan and paid out the majority of participants. Included in noninterest expense for the year ended December 31, 1999 is a $578,000 curtailment loss associated with this Nonqualified Plan termination. Effective May 4, 1999, the Bank adopted a 1999 Nonqualified Pension Plan (the 1999 Nonqualified Plan) for certain executive officers. The accrued liability associated with this 1999 Nonqualified Plan for the periods ended December 31, 2001 and 2000 was approximately $1,997,000 and $1,833,000, respectively. The net expense associated with the 1999 Nonqualified Plan for the years ended December 31, 2001, 2000 and 1999 was approximately $164,000, $136,000 and $145,000, respectively, and is included in compensation and employee benefits in the accompanying consolidated statements of operations.

The Nonqualified Plan is being funded through a life insurance program, with policy benefits accruing to the Bank. The cash surrender value of the policies was approximately $4,246,000 and $4,052,000 at December 31, 2001 and 2000, respectively, and is included in other assets in the accompanying consolidated balance sheets.

The Bank offers a SBERA 401(k) Plan (the 401(k) Plan) for employees. Each employee reaching the age of 21 and work between 20 to 40 hours per week are eligible to participate in the first payroll of the month following their being hired. Participants are 100% vested in their accounts. Participating employees are able to contribute up to 15% of their salary, and the Bank matches 100% of a participant's deferral contribution up to the first 5% of the deferral amount subject to the maximum allowable under federal regulations. The Bank's matching contribution expense was approximately $318,000, $175,000 and $78,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and is included in compensation and employee benefits in the accompanying consolidated statements of operations.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

Employee Stock Ownership Plan

In connection with the Company's conversion from mutual to stock form and initial public offering, the Company established an Employee Stock Ownership Plan (ESOP) that acquired 8% or 595,425 shares at an average price of $12.62 per share. The purchase of the shares by the ESOP was funded by a loan of $7,514,000 from the Company. The loan is to be repaid over 30 years in equal yearly installments of $645,754. Interest on the loan is fixed at 8.00%. The loan is secured by the unallocated shares of the ESOP. The Company intends to allocate shares annually over the term of the loan.

ESOP expense is recorded when shares are committed to be released for allocation to the employees account and is based on the average market value of the Company's common stock at the time, which may differ from the average purchase price of those shares. Such changes in market value impact the Bank's results of operations but have no impact on stockholders' equity.

At December 31, 2001 and 2000, the ESOP held unallocated shares with an aggregate cost of $7,026,000 and $7,277,000 and a market value of $14,488,000 and $9,137,000, respectively. For the years ended December 31, 2001 and 2000, $424,000 and $287,000 was charged to compensation and employee benefit expense, respectively, based on a commitment to release 19,848 shares to employees in both years.

The ESOP Restoration Plan

In 2000, the Company also implemented a plan to provide payments to certain executives who are prevented from receiving the full benefits contemplated by the ESOP's benefit formula. The payments consist of payments in lieu of shares that cannot be allocated to participants under the ESOP due to the limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in full of the ESOP's loan, payments in lieu of the shares that would have been allocated if employment had continued through the full term of the loan. The Company recognized expense of $160,000 and $128,000 for the years ended December 31, 2001 and 2000, respectively.

Stock Option Plan

In October 2000, the Company approved a stock option plan (the Plan) which was approved by the shareholders for officers, key employees and directors. The Plan is authorized to grant options to purchase up to 744,282 shares. As of December 31, 2001 and 2000, 731,000 and 662,250 options had been granted with a weighted average exercise price of $17.48 and $15.88, respectively, representing the fair market values on the dates the options were granted. Stock options vest at a rate of 20% per year and no option has a term that is longer than 10 years. Earnings per share is not presented for the years ended December 31, 2000 and 1999 because earnings per share for the period prior to April 11, 2000 (the date of conversion to a stock company) is not meaningful.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

At December 31, 2001, 13,282 shares remain available for future grants. A summary of plan activity is as follows:

	Number of Shares	Exercise Price Range	Weighted Average
Granted during 2000	662,250	$ 15.875-16.812	$ 15.8814
Outstanding, December 31, 2000 Options granted Options exercised Options canceled	662,250 149,410 (14,500) (80,660)	15.875-16.812 17.06-28.06 15.875-15.875 15.875-18.125	15.8814 23.7815 15.875 16.0401
Outstanding, December 31, 2001	716,500	$ 15.875-28.06	$ 17.5110
Exercisable, December 31, 2001	103,018	$ 15.875-16.812	$ 15.8832

	Options Outstanding
Exercise Price	Number Outstanding at December 31, 2001	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
$ 14.09-16.91 16.91-19.73 19.73-22.54 25.36-28.06	573,090 22,500 44,660 76,250	8.8 9.0 9.4 10.0	$15.8824 18.7812 19.7600 28.0600
Outstanding	716,500	8.9	$17.5110

	Options Exercisable
Exercise Price	Number Outstanding at December 31, 2001	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
$ 14.09-16.91	103,018	8.8	$15.8832

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has determined that it will account for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 2001 using the Black-Scholes option pricing model prescribed by SFAS No. 123 using the following assumptions:

2001
Risk-free interest rate	4.42%
Expected dividend yield	1.3%
Expected lives	4 years
Expected volatility	29.13%
Weighted average fair value of options granted	$5.78

Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123, the pro forma net income would have been as follows:

2001
Net income- As reported Pro forma	$ 10,366 $ 10,316
Basic EPS- As reported Pro forma	$ 1.74 $ 1.73
Diluted EPS- As reported Pro forma	$ 1.71 $ 1.70

Recognition and Retention Plan

The Company adopted the Recognition and Retention Plan (RRP), which was approved by shareholders' in October 2000. The RRP is authorized to purchase up to 297,713 shares of restricted stock. These shares were purchased during the first quarter of 2001. The RRP awarded 282,735 shares and 1,000 shares as of December 31, 2000 and December 31, 2001, respectively. During the year 2001, 7,000 shares were forfeited. As of December 31, 2001, the trustee holds 20,978 shares which have not been awarded. Each award will vest at a rate of 20% per year. For the years ending December 31, 2002 and 2001, the Company recognized compensation expense of $883,000 and $184,000, respectively. Compensation expense is based on the market price on the grant date and amortized over the five-year vesting period.

(12)  Financial Instruments with Off-Balance-Sheet Risk and Concentration of Credit Risk

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce interest rate risk. These financial instruments primarily include commitments to extend credit.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

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

Off-balance-sheet financial instruments whose contract amounts present credit risk include the following (in thousands):

	December 31,
	2001	2000
Commitments to originate loans- Variable Fixed Unadvanced home equity lines of credit Unadvanced lines of credit Interest rate swap-notional value	$ 40,274 22,784 167,949 16,165 20,000	$ 14,235 6,813 148,295 20,085 -

Commitments to originate loans and unadvanced lines of credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. The collateral supporting these commitments varies and may include real property, accounts receivable or inventory. The Bank originates primarily residential and commercial real estate loans and, to a lesser extent, installment loans to customers primarily located in eastern Massachusetts.

In 2001, as a component of its asset/liability, management activities intended to control interest rate exposure, the Bank has entered into a off-balance-sheet hedging transaction. An interest rate swap agreement, representing a transaction, which involves the receiving of a variable rate and paying a fixed rate without the exchange of the underlying principal amounts. The weighted average rate of variable interest payments received was 2.74% and the weighted average rate of fixed interest payments made was 4.10%. As a result of this interest rate swap, the Bank realized additional interest expense of $152,000 for the year ended December 31, 2001. There was no impact on income as a result of any hedge ineffectiveness associated with this interest rate swap.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

Entering into the interest rate swap agreement involves both the credit risk of dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk. While notional principal amounts are generally used to express the volume of these transactions, the amounts potentially subject to credit risk are small due to the structure of the agreements. The Bank is a direct party to this agreement that provides for the net settlement between the Bank and the counterparty, on a quarterly and semiannual basis. Should the counterparty fail to honor the agreement, the Bank's credit exposure is limited to the net settlement amount. The Bank has a net payable on this interest rate swap of $31,000 as of December 31, 2001.

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

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because a market may not readily exist for a significant portion of the Bank's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.

These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax implications of unrealized gains and losses can also have a significant effect on the fair value of the financial instruments that could have been realized as of December 31, 2001 and 2000 or that will be realized in the future.

The following methods and assumptions were used by the Bank in estimating fair values of the Bank's financial instruments.

Cash and Cash Equivalents

The balance sheet carrying amounts for cash and cash equivalents approximate fair value due to the short maturities of those instruments.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

Certificates of Deposit and Investment Securities

Fair value for investment securities and certificates of deposit are based on published market prices, if available. If published market prices are not available, fair values are based on quotations received from securities dealers for comparable securities.

Loans Held for Sale

For loans held for sale, fair value is based on prevailing market conditions and commitments from institutional investors to purchase such loans.

Loans

The fair values of loans are estimated for loan portfolios of similar characteristics. Loans are segregated by type, by fixed- and adjustable-rate interest terms and by performing and nonperforming status.

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

Deposit Liabilities

The fair value of deposits does not include the value of the Bank's long-term relationships with its depositors nor do they reflect the value associated with possessing this relatively inexpensive source of funds, which may be available for a considerable length of time. The fair value of noncertificate deposits is equal to the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated by discounting the contractual future cash flows at rates currently offered for certificates of deposit with similar remaining maturities. No consideration has been given to determine the deposit premium associated with a core deposit intangible.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

Borrowings

The fair value of the Bank's borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements

Interest Rate Swap Agreements

The fair value of the off-balance-sheet interest rate swap agreements is the net of the present values of the pay fixed/receive floating payments, discounted at current swap rates for the appropriate remaining term of existing swaps.

Other Off-balance-Sheet Instruments

The fair values of commitments are estimated using the fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The Bank's commitments for unused lines of credit are at floating rates, which approximate current market rates. The fair value of the commitments to extend credit and for unused lines of credit at December 31, 2001 and 2000 were deemed immaterial to the SFAS No. 107 disclosure and have been excluded.

Certain assets are excluded from disclosure requirements, including banking premises and equipment, the intangible value of the Bank's portfolio of loans serviced for others and the intangible value inherent in the Bank's deposit relationships among others. Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of the Bank.

The estimated fair values of the Bank's financial instruments at December 31, 2001 and 2000 are as follows:

	2001		2000
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial assets-
Cash and cash equivalents	$ 36,244	$ 36,244	$ 70,267	$ 70,267
Certificates of deposit	2,126	2,126	104	104
Investment securities	279,939	280,120	203,528	203,638
Loans held-for-sale	1,571	1,571	823	823
Loans, net	774,649	786,282	687,382	690,336
Federal Home Loan Bank stock	6,273	6,273	4,951	4,951
Savings Bank Life Insurance stock	1,934	1,934	1,934	1,934
Mortgage servicing rights	76	76	99	99


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

	2001		2000
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Financial liabilities-
Noncertificate deposits	557,412	557,412	497,400	497,400
Certificate deposits	327,117	332,230	308,621	309,965
FHLB Advances	115,249	116,605	35,801	36,242
Off-balance-sheet-
Interest rate swap agreements	412	412	-	-

(14)  Condensed Parent Company Financial Statements

The balance sheets of the Company are as follows (in thousands):

December 31,
	2001	2000
Assets: Cash and due from banks ESOP loan receivable Investment in subsidiary Other assets	$ 1 7,136 124,900 11	$ 12,516 7,206 139,578 30
Total assets	$ 132,048	$ 159,330
Liabilities and Stockholders' Equity: FHLB borrowings Accrued expenses and other liabilities Stockholders' equity	$ 1,618 6 130,424	$ - - 159,330
Total liabilities and stockholders' equity	$ 132,048	$ 159,330


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

The statements of operations of the Company are as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
Interest and Dividend Income: Dividends received from subsidiaries Interest and dividends on investment securities Interest on ESOP loan	$ 14,736 171 576	$ - 246 339	$ - 1,565 -
Total income	15,483	585	1,565
Noninterest Expense: Other operating expenses	1,078	628	49
Total noninterest expense	1,078	628	49
Income (loss) before provision for income taxes and equity in undistributed net income of subsidiary	14,405	(43)	1,516
(Benefit) Provision for Income Taxes	(78)	(15)	492
Income (loss)before equity in undistributed net income of subsidiary	14,483	(28)	1,024
Equity in Undistributed Net Income of Subsidiary	(4,117)	5,929	3,750
Net income	$ 10,366	$ 5,901	$ 4,774


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

The statements of cash flows of the Company are as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999

Cash Flows from Operating Activities:
    Net income
    Adjustments to reconcile net income to
      net cash provided by operating activities-
        Net amortization of premiums on
          investment securities
        Equity in undistributed earnings of
          subsidiary
        Net increase (decrease) on other liabilities
        Net decrease (increase) in other assets

	$ 10,366 - 4,117 7 53	$ 5,901 - (5,929) (42) 528	$ 4,774 20 (3,750) 2 (454)
Net cash provided by operating activities	14,543	458	592

Cash Flows from Investing Activities:
    Proceeds from sales, maturities and
      principal repayments of securities
      available-for-sale
    Purchase of securities available-for-sale
    Investment in subsidiaries
    Repayment of investment in subsidiaries
    Principal collected on ESOP loan to bank
    Advance on ESOP loan

	- - - 13,300 69 -	- - (53,760) - 308 (7,514)	10,050 (11,692) - - - -
Net cash provided by (used in) investing activities	13,369	(60,966)	(1,642)

Cash Flows from Financing Activities:
    Proceeds of stock offering, net
    Proceeds from short-term borrowings
    Repayments of short-term borrowings
    Purchase of treasury stock
    Exercise of stock options
    Purchase of stock for RRP
    Cash dividends

	- 10,080 (8,462) (35,390) 262 (5,453) (1,464)	71,820 - - - - - (372)	- - - - - - -
Net cash (used in) provided by financing activities	(40,427)	71,448	-
Net (Decrease) Increase in Cash and Cash Equivalents	(12,515)	10,940	(1,050)
Cash and Cash Equivalents, beginning of year	12,516	1,576	2,626
Cash and Cash Equivalents, end of year	$ 1	$ 12,516	$ 1,576

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


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

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

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies.

	Community Banking	Other	Consolida- tion Adjust- ments	Consolid- ated
	Dollars in thousands

December 31, 2001:
Investment securities available for sale and held to maturity	$ 256,798	$ 37,629	$ (14,488)	$ 279,939
Loans, net	776,220	7,136	(7,136)	776,220
Total assets	1,113,960	137,795	(113,545)	1,138,210
Total deposits(1)	888,519	-	-	888,519
Total liabilities	1,020,644	4,211	(10,043)	1,014,812
Total interest and dividend income	66,603	18,346	(15,313)	69,636
Total interest expense	35,276	49	(577)	34,748
Net interest income	31,327	18,297	(14,736)	34,888
Provision for loan losses	1,225	-	-	1,225
Total non-interest income	7,296	-	-	7,296
Total non-interest expense	23,760	1,030	-	24,790
Net income	8,711	1,655	-	10,366

(1) Includes mortgagors' escrow payments.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

	Community Banking	Other	Consolida- tion Adjust- ments	Consolid- ated
	Dollars in thousands

December 31, 2000:
Investment securities available for sale, at fair value	$ 167,482	$ 46,226	$ (10,180)	$ 203,528
Loans, net	687,382	7,206	(7,206)	687,382
Total assets	954,555	162,990	(112,876)	1,004,669
Total deposits(1)	809,822	-	-	809,822
Total liabilities	860,030	2,178	(9,592)	852,616
Total interest and dividend income	59,367	3,438	(407)	62,398
Total interest expense	33,110	-	(407)	32,703
Net interest income	26,257	3,438	-	29,695
Provision for loan losses	916	-	-	916
Total non-interest income	2,656	(97)	-	2,559
Total non-interest expense	21,656	634	-	22,290
Net income	4,139	1,762	-	5,901

(1) Includes mortgagors' escrow payments.

December 31, 1999:
Investment securities available for sale, at fair value	$ 104,176	$ 27,471	$ -	$ 131,647
Loans, net	577,029	-	-	577,029
Total assets	734,468	80,851	(52,578)	762,741
Total deposits	621,319	-	-	621,319
Total liabilities	683,566	1,721	(1,676)	683,611
Total interest and dividend income	48,398	1,573	-	49,971
Total interest expense	25,706	-	-	25,706
Net interest income	22,692	1,573	-	24,265
Provision for loan losses	740	-	-	740
Total non-interest income	3,059	-	-	3,059
Total non-interest expense	19,571	49	-	19,620
Net income	3,745	1,029	-	4,774

(1) Includes mortgagors' escrow payments.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

(16)  Selected Quarterly Consolidated Financial Information

The following table presents quarterly unaudited financial information of the Company for 2001 and 2000:

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
(dollars in thousands)
2001

Total interest and dividend income
Total interest expense
Net interest income
Provision for loan losses
Net interest income after provision for
  loan losses
Gain on pension plan settlement
Total other non-interest income
Total non-interest expense
Income before provision for income
  taxes
Provision for income taxes

	$ 18,252 8,378 9,874 500 9,374 2,212 1,094 6,464 6,216 2,394	$ 17,252 8,416 8,836 325 8,511 - 1,449 6,136 3,824 1,299	$ 16,617 8,301 8,316 200 8,116 - 1,140 6,032 3,224 1,105	$ 17,515 9,653 7,862 200 7,662 - 1,401 6,158 2,905 1,005
Net income	$ 3,822	$ 2,525	$ 2,119	$ 1,900
Basic earnings per share	$ 0.74	$ 0.44	$ 0.34	$ 0.29
Diluted earnings per share	$ 0.72	$ 0.43	$ 0.33	$ 0.28
Cash dividends per share	$ 0.07	$ 0.07	$ 0.05	$ 0.05
2000

Total interest and dividend income
Total interest expense
Net interest income
Provision for loan losses
Net interest income after provision for
  loan losses
Curtailment gain on pension plan
Total other non-interest income
Total non-interest expense
Income before provision for income
  taxes
Provision for income taxes

	$ 17,387 9,570 7,817 250 7,567 448 258 6,332 1,941 643	$ 16,256 8,594 7,662 250 7,412 - 736 5,593 2,555 875	$ 15,057 7,339 7,718 250 7,468 - 731 5,436 2,763 967	$ 13,698 7,200 6,498 166 6,332 - 386 4,929 1,789 662
Net income	$ 1,298	$ 1,680	$ 1,796	$ 1,127
Basic and diluted earnings per share	$ 0.19	$ 0.24	$ 0.25	$ -
Cash dividends per share	$ 0.05	$ -	$ -	$ -
