Form 10-Q
period 2002-03-31
PORT FINANCIAL CORP
filed 2002-05-15
CIK 1099517

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

_____________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at May 8, 2002
Common Stock, Par value $.01	5,644,106


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements of Port Financial Corp.
Consolidated Balance Sheets (Unaudited) - March 31, 2002 and December 31, 2001
Consolidated Statements of Operations (Unaudited) - Three months ended March 31, 2002 and March 31, 2001
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) Three months ended March 31, 2002
Consolidated Statements of Cash Flows (Unaudited) - Three months ended March 31, 2002 and March 31, 2001
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
Signatures


Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Port Financial Corp.
Consolidated Balance Sheets
(Unaudited)
	March 31, 2002	December 31, 2001
ASSETS	(In Thousands, Except Share Amounts)
Cash and due from banks Federal funds sold Other interest bearing cash equivalents Total cash and cash equivalents	$ 16,137 13,280 792 30,209	$ 14,170 12,825 9,249 36,244

Certificates of deposit
Investment securities held to maturity, at amortized cost
  (Fair value of $37,937 in 2002 and $14,625 in 2001)
Investment securities available for sale, at fair value
Federal Home Loan Bank Stock, at cost
Savings Bank Life Insurance Stock, at cost
Loans held for sale
Loans, net
Banking premises and equipment, net
Accrued interest receivable
Other assets
      Total assets

	2,159 38,098 292,228 7,660 1,934 2,825 823,158 23,376 6,594 6,300 $1,234,541	2,126 14,444 265,495 6,273 1,934 1,571 774,649 23,430 5,452 6,592 $1,138,210
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits Federal Home Loan Bank advances Mortgagors' escrow payments Accrued expenses and other liabilities Total liabilities	$ 966,532 135,200 4,519 8,700 1,114,951	$ 884,529 115,249 3,990 11,044 1,014,812
Commitments and Contingencies (Note 2)

Stockholders' Equity:
  Preferred stock, $ .01 par value-
    Authorized - 5,000,000 shares
    Issued and outstanding - no shares
  Common stock, $ .01 par value -
    Authorized - 30,000,000 shares
    Issued - 7,442,818 shares at March 31, 2002
    and December 31, 2001

	- 74	- 74


Port Financial Corp.
Consolidated Balance Sheets - (Continued)
(Unaudited)
March 31, 2002	December 31, 2001
(In Thousands, Except Share Amounts)

  Additional paid-in capital
  Treasury stock, at cost - 1,799,112 and 1,639,212
    shares
  Unearned compensation - Recognition and
    Retention Plan
  Unearned compensation - ESOP
  Retained earnings
  Accumulated other comprehensive income
      Total stockholders' equity
      Total liabilities and stockholders' equity

71,318 (40,183) (3,486) (6,963) 93,955 4,875 119,590 $1,234,541	70,879 (35,095) (3,339) (7,026) 91,652 6,253 123,398 $1,138,210

See the accompanying notes to the unaudited consolidated financial statements.


Port Financial Corp.
Consolidated Statements of Operations
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)
	Three Months Ended March 31,
	2002	2001

Interest and dividend income:
    Interest on loans
    Interest and dividends on investment securities
    Interest on other cash equivalents
    Interest on certificates of deposit
        Total interest and dividend income

	$14,314 4,269 76 33 18,692	$13,540 3,103 841 31 17,515
Interest expense: Interest on deposits Interest on borrowed funds Total interest expense	6,695 1,435 8,130	9,078 575 9,653
Net interest income	10,562	7,862
Provision for loan losses	300	200
Noninterest income: Customer service fees Gain on sale of investment securities Gain on sale of loans, net Loan servicing fee income Gain on sale of deposits Other income Total noninterest income	326 72 115 81 - 520 1,114	292 - 153 117 529 310 1,401

Noninterest expense:
    Compensation and employee benefits
    Occupancy and equipment expense
    Data processing service fees
    Marketing and investor relations
    Other noninterest expense
        Total noninterest expenses
Income before provision for income taxes
Provision for income taxes
Net income

	4,039 885 575 425 992 6,916 4,460 1,632 $ 2,828	3,467 875 500 274 1,042 6,158 2,905 1,005 $ 1,900
Earnings per share: Basic Diluted	$ 0.57 $ 0.55	$ 0.29 $ 0.28
Weighted average shares outstanding: Basic Diluted	4,956,737 5,184,197	6,659,922 6,728,501

See the accompanying notes to the unaudited consolidated financial statements


Port Financial Corp.
Consolidated Statement of Changes in Stockholders' Equity
For The Three Months Ending March 31, 2002
(In Thousands)
(Unaudited)
	Common Stock	Additional Paid-In Capital	Treasury Stock	Unearned Compensation ESOP/RRP	Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income
Balance at December 31, 2001	$74	$70,879	$(35,095)	$(10,365)	$91,652	$6,253	$123,398

Net income
Change in unrealized gain on securities
  available for sale, net of taxes $(839)
Less reclassification of securities gains
  included in net income, net of taxes
  $30
Change in fair market value of swap
  agreement, net of taxes $161
Purchase of treasury stock
Exercise of stock options
Grant of RRP stock awards
Amortization of unearned compensation
Cash dividends - $.10 per share

	- - - - - - - - -	- - - - - (26) 381 84 -	- - - - (5,188) 100 - - -	- - - - - - (381) 297 -	2,828 - - - - - - - (525)	- (1,568) (42) 232 - - - - -	2,828 (1,568) (42) 232 (5,188) 74 - 381 (525)	$ 2,828 (1,568) (42) 232 - - - - -
Balance at March 31, 2002	$74	$71,318	$(40,183)	$(10,449)	$93,955	$4,875	$119,590	$ 1,450

See the accompanying notes to the unaudited consolidated financial statements


Port Financial Corp.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)
	Three months Ended March 31,
	2002	2001

Cash Flows from Operating Activities:
    Net income
    Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses
        Depreciation and amortization
        Net gain from sales of available-for-sale investment securities
        Amortization of premiums on investment securities, net
        Increase in cash surrender value of life insurance policies
        Gain on loan sales, net
        Proceeds from sale of loans
        Loans originated for sale
        Gain on sale of branch deposits
        Amortization of unearned compensation
        Decrease in other assets
        Increase in accrued interest receivable
        Increase in prepaid deferred tax provision
        Decrease in deferred loan fees
        (Decrease) increase in accrued expenses and other liabilities

	$2,828 300 446 (72) 112 (48) (115) 7,709 (8,848) - 381 291 (1,142) (334) (329) (2,344)	$1,900 200 500 - 38 (49) (153) 11,283 (13,141) (529) 313 567 140 (122) (13) 894
Net cash provided by operating activities	(1,165)	1,828

Cash Flows from Investing Activities:
    Proceeds from sales, maturities and principal repayments of securities available-for-sale
    Purchases of securities available-for-sale
    Proceeds from sales, maturities and principal repayments of securities held-to-maturity
    Purchases of securities held-to-maturity
    Proceeds from maturities of certificates of deposit
    Purchase of certificates of deposit
    Purchase of FHLB stock
    Purchase of premises and equipment
    Loan originations, net
    Recoveries of loans previously charged-off

	21,284 (50,525) 7,340 (31,005) - (33) (1,387) (392) (47,000) 4	31,779 (8,083) 5,159 - - (2,029) (776) (394) 5,828 3
Net cash used in investing activities	(101,714)	31,487


Port Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)
	Three months Ended March 31,
	2002	2001

Cash Flows from Financing Activities:
    Increase (decrease) in certificates of deposit
    Decrease in certificate of deposits due to sale of branch deposits
    Increase in demand deposits, NOW accounts and savings accounts
    Decrease in demand deposits, NOW accounts and savings accounts due to sale of branch deposits
    Increase in mortgagors' escrow payments
    Increase in Federal Home Loan Bank advances
    Exercise of stock options
    Cash dividends
    RRP stock purchases
    Treasury stock purchases

	28,671 - 53,332 - 529 19,951 74 (525) - (5,188)	(1,422) (5,958) 5,133 (10,163) 480 2,915 - (372) (5,453) (191)
Net cash provided by financing activities	96,844	(15,031)
Net (Decrease) Increase in Cash and Cash Equivalents	(6,035)	18,284
Cash and Cash Equivalents, beginning of year	36,244	70,267
Cash and Cash Equivalents, end of period	$30,209	$88,551
Supplemental Disclosures of Cash Flow Information: Cash paid for interest Cash paid for income taxes	$ 7,851 $ 3,404	$ 9,617 $ 47

See the accompanying notes to the unaudited consolidated financial statements.


Port Financial Corp.
Notes to the Unaudited Consolidated Financial Statements

1) Basis of Presentation
The unaudited consolidated financial statements of Port Financial Corp. ("Port" or the "Company") include the accounts of the Company and its two wholly owned subsidiaries, Cambridgeport Bank (the "Bank") and Brighton Investment Corporation. Brighton Investment Corporation invests in marketable securities. The Bank is a Massachusetts-chartered stock savings bank with its headquarters located in Cambridge, Massachusetts. The Bank has four wholly-owned subsidiaries, Temple Investment Corporation, River Investment Corporation, Cambridgeport Insurance Services, Inc. and Prospect Real Estate Investment Corp. Temple Investment Corporation and River Investment Corporation both invest in securities. Cambridgeport Insurance Services, Inc. was established in April 2000 and intends to provide insurance. Prospect Real Estate Investment Corp. holds mortgage-backed securities and certain mortgage loans originated by the Bank. In addition, the Bank is the sole member of Temple Realty LLC, which owns the Company's administrative center.

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

2) Commitments and Contingencies
At March 31, 2002, the Company had outstanding commitments to originate loans amounting to approximately $28.7 million, and unadvanced funds on construction loans and lines of credit amounting to approximately $1.6 million and $180.6 million, respectively.


3) Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period presented. In calculating basic earnings per share, the number of shares of common stock outstanding is reduced by the number of shares held by Port's Employee Stock Ownership Plan (the "ESOP") and its 2000 Recognition and Retention Plan (the "RRP") that have not been allocated or are not committed for release to participants' individual accounts. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and unearned RRP shares and are determined using the treasury stock method.

The following table summarizes the calculation of basic and diluted earnings per share:
	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Net income	$ 2,828	$ 1,900
Weighted average common shares outstanding Dilutive effect of common stock equivalents	4,956,737 227,460	6,659,922 68,579
Weighted average common and common equivalent shares outstanding	5,184,197	6,728,501
Basic earnings per share Dilutive effect of common stock equivalents Diluted earnings per share	$ 0.57 (0.02) $ 0.55	$ 0.29 (0.01) $ 0.28

As of March 31, 2002 options to purchase 400 shares of common stock were excluded from the calculation of diluted earnings per share because the options exercise price was greater than the average market price of the Company's common stock for the period and their inclusion would have been anti-dilutive.

4) Stock Repurchases

During the quarter, the Company completed its fifth 5% stock repurchase program, with a final purchase of 30,000 shares on February 19, 2002. On February 20, 2002 it announced its sixth 5% repurchase program to purchase 288,855 shares. As of March 31, 2002, the Company had purchased 134,500 shares under this program at an average price of $31.89.


5) Loans
The loan portfolio consisted of the following (unaudited):
	March 31 2002	December 31, 2001
(In Thousands)
Real estate loans- Residential Commercial Home equity lines of credit Construction and land Total real estate loans	$461,436 268,329 87,369 10,835 827,969	$411,630 265,854 90,105 11,442 779,031
Commercial	883	653
Consumer Total loans	3,921 832,773	4,286 783,970
Less-Allowance for loan losses Total loans, net	9,615 $823,158	9,321 $774,649

6) Deposits
A summary of deposit balances, by type, is as follows (unaudited):
	March 31 2002	December 31, 2001
	(In Thousands)
Demand deposit accounts NOW accounts Regular savings accounts Money market accounts	$ 51,642 126,024 59,910 373,168	$ 54,242 112,521 55,963 334,686
Total noncertificate accounts	610,744	557,412
Term certificates- Term certificates less than $100,000 Term certificates of $100,000 and over	265,584 90,204	249,631 77,486
Total term certificate accounts	355,788	327,117
Total deposits	$966,532	$884,529


7) Business Segments
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
(Unaudited) (In Thousands)
March 31, 2002:

Investment securities available-
  for-sale and held-to-maturity
Loans, net
Total assets
Total deposits (1)
Total liabilities
Total interest and dividend income
Total interest expense
Net interest income
Provision for loan losses
Total noninterest income
Total noninterest expense
Net income

	$ 313,457 823,158 1,215,928 971,051 1,119,023 18,165 8,262 9,903 300 1,114 6,418 2,716	$ 34,240 7,136 137,369 - 6,300 671 12 659 - - 498 112	$ (17,371) (7,136) (118,756) - (10,372) (144) (144) - - - - -	$ 330,326 823,158 1,234,541 971,051 1,114,951 18,692 8,130 10,562 300 1,114 6,916 2,828

	Community Banking	Other	Consolidation Adjustments	Consolidated
(Unaudited) (In Thousands)
March 31, 2001:

Investment securities available-
  for-sale and held-to-maturity
Loans, net
Total assets
Total deposits (1)
Total liabilities
Total interest and dividend income
Total interest expense
Net interest income
Provision for loan losses
Total noninterest income
Total noninterest expense
Net income

	$141,666 681,299 948,476 797,892 851,553 16,645 9,797 6,848 200 1,401 5,849 1,431	$44,880 7,206 160,313 - 2,506 1,386 - 1,386 - - 309 841	$(10,414) (7,206) (115,107) - (9,564) (516) (144) (372) - - - (372)	$176,132 681,299 993,682 797,892 844,495 17,515 9,653 7,862 200 1,401 6,158 1,900

(1) Includes mortgagors' escrow payments

8) New Accounting Pronouncements
SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board, and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. The adoption of SFAS No. 140 did not have a significant impact on the financial position or results of operations of the Company.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations and requires that the purchase method of accounting be used for all business combinations. This statement is effective for business combinations initiated after July 1, 2001. The adoption of this statement did not have any impact on its consolidated financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Adoption of this statement did not impact the Company as the Company has not recorded goodwill or other intangible assets.


In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets, and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this statement will have a material effect on the Company's financial condition.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 and portions of APB Opinion No. 30 and was effective for the Company as of January 1, 2002. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise. The adoption of this statement did not have a material effect on the Company's financial condition.


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward Looking Statements
This Quarterly Report on Form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Port Financial Corp.'s (the "Company") actual results could differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include: changes in national or regional economic conditions; changes in loan default and charge-off rates; reductions in deposit levels necessitating increased borrowing to fund loans and investments; changes in interest rates; changes in the size and the nature of the Company's competition; and changes in the assumptions used in making such forward-looking statements. The Company disclaims any obligation to publicly announce future events or developments, which may affect the forward-looking statements contained herewith.

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes included in this report.

General
Port Financial Corp. is a Massachusetts-chartered stock holding company, which owns all of the capital stock of Cambridgeport Bank (the "Bank"). The Company converted from a Massachusetts-chartered mutual holding company, formerly known as Cambridgeport Mutual Holding Company, to a Massachusetts-chartered stock holding company and changed its name to Port Financial Corp. and sold 7,442,818 shares of its common stock, par value $0.01 per share, to the Company's eligible depositors, management and employees and to the Company's Employee Stock Ownership Plan ("ESOP"). Net proceeds of the stock offering were $71.8 million. The conversion and stock offering was completed on April 11, 2000.

The Company's principal business is its investment in the Bank, a Massachusetts stock savings bank, chartered in 1853, with headquarters in the Cambridgeport neighborhood of Cambridge, Massachusetts. The Cambridgeport neighborhood is located near the Charles River, between the campuses of Harvard and MIT. The Bank is a community-oriented bank, with ten full service banking offices and a Telebanking Center. It provides retail and business customers with value-driven products and services, including a wide variety of deposit products, investment management services, residential mortgage loans, commercial real estate loans, commercial loans and consumer loans. Most of its customers are located in the cities and towns around Cambridge, Massachusetts. The Bank has announced its plan to open a new branch office in Brookline, Massachusetts during the second quarter of 2002.

The Bank's revenues are derived principally from interest on loans and investment securities. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of


investment securities, and funds provided by operations. The Bank also uses borrowings from the Federal Home Loan Bank as a source of funds for loans, investments and other assets. The largest component of the Bank's expenses is the interest it pays on deposits.

Comparison of Financial Condition at March 31, 2002 and December 31, 2001
Total assets increased by $96.3 million, from $1.14 billion at December 31, 2001 to $1.23 billion at March 31, 2002. This growth included an increase in gross loans totaling $48.8 million and a net increase in cash, cash equivalents and investment securities totaling $45.8 million.

Growth in the loan portfolio consisted almost entirely of loans secured by residential real estate. The residential mortgage portfolio grew by $49.8 million, the commercial real estate portfolio grew by $2.5 million, and other segments of the portfolio declined by a net $3.5 million. The residential mortgage growth reflects the refinancing demand in a low interest rate environment as well as the strong purchase market for residential property in the Boston area.

Non-performing assets totaled $549,000 and $133,000 at March 31, 2002 and December 31, 2001, respectively. The increase in non-performing assets relates to a commercial real estate loan with a balance of $444,000, fully secured by property in Cambridge. The remaining balance of non-performing assets at March 31, 2002 consists of student loans.

The allowance for possible loan losses was $9.6 million at March 31, 2002, or 1.16% of total loans. This compares to $9.3 million and 1.19% at December 31, 2001. The Company believes that the current allowance for loan losses accurately reflects the size and level of risk in the loan portfolio. The Company continues to apply its consistent, systematic methodology for measuring the adequacy of the allowance for loan losses.

Deposits at March 31, 2002 totaled $966.5 million, an increase of $82.0 million from $884.5 million at December 31, 2001. This increase consisted of $38.5 million in money market accounts, $28.7 million in time deposits, $10.9 million in checking accounts, and $3.9 million in savings accounts. During the first quarter of 2002, the Bank continued to feature its relationship deposit products, offering premium rates on money market and certain time deposits to its Premier Checking or Money Manager checking accounts.

The $3.8 million decline in stockholders' equity to $119.6 million at March 31, 2002 from $123.4 million at December 31, 2001 is the result of the Company's stock repurchase of 164,500 shares at an average price of $31.54, totaling $5.2 million during the first quarter ended March 31, 2002, and a $1.4 million reduction in accumulated other comprehensive income, primarily due to a $1.6 million (net of tax) change in unrealized gains on securities available for sale. The decline in stockholders' equity was partially offset by a $2.3 million increase in retained earnings.


Comparison of Operating Results for the Three Months Ended March 31, 2002 and 2001
Net income for the quarter ended March 31, 2002 was $2.8 million, or $.55 per diluted share, compared to $1.9 million, or $.28 per diluted share, for the comparable prior year period. The 2002 period included a $72,000 gain on sale of investment securities; the 2001 period included a $529,000 gain on sale of deposits. The after-tax effects of these two transactions were $42,000 and $312,000 respectively.

Interest Income
Interest income increased $1.2 million, or 6.7%, to $18.7 million. This increase reflected the 19.4% growth in the average balance of interest-earning assets to $1.1 billion in the first quarter of 2002, from $939.3 million in the comparable 2001 period. Partially offsetting the effect of earning asset growth was an 83 basis point decline in yield, the result of market rate reductions during 2001.

Interest on loans increased $774,000 as higher average loan balances, which increased $120.5 million over the 2001 quarter, more than offset a 78 basis point decline in the average yield.

Income from short-term investments and investment securities rose $403,000. The average balances of cash, cash equivalents and investment securities in the 2002 period were $61.6 million higher than the average balances in the first quarter of 2001. The lower interest rate environment reduced the average yield on these assets to 5.70%, 78 basis points lower in the 2002 period compared with the same period in the prior year.

Interest Expense
Total interest expense for the three months ended March 31, 2002 was $8.1 million, down $1.5 million from the same period in 2001. Interest expense on deposit accounts declined $2.4 million as a result of significantly lower rates on interest-bearing deposits. The average cost of interest-bearing deposits was 3.13% in the 2002 period, a reduction of 179 basis points from the comparable 2001quarter, during which the Company was promoting its Real Savings money market account with a rate of 6.25% guaranteed through March 31, 2001. The decline in deposit rates also reflects the general reduction in market rates that occurred through 2001.

An $81.7 million increase in the average balance of borrowings resulted in a borrowing expense of $1.4 million for the three months ended March 31, 2002 compared with $575,000 in the first quarter of 2001. The average cost of borrowings declined by 151 basis points from 6.38% in the first quarter of 2001 compared to 4.87% in the first quarter of 2002.

Net Interest Income
Net interest income increased 34.3%, or $2.7 million, in the first quarter of 2002 as compared to the same period last year. The net interest margin was 3.82%, up from 3.40% in the 2001 quarter. The interest rate spread was 3.28% in the quarter ended March 31, 2002, compared with 2.47% during the same period last year.


Provision for Possible Loan Losses
The Company recorded a provision for loan losses of $300,000 for the quarter ended March 31, 2002 and $200,000 in the same quarter of 2001. The higher provision reflects the growth in portfolio loan balances in the 2002 period.

The Company establishes provisions for loan losses, which are charged to operations, in order to maintain an allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of a number of factors. These factors include prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio and other factors related to the collectibility of the Bank's loan portfolio.

Non-Interest Income
Non-interest income of $1.1 million in the 2002 quarter includes a gain on the sale of investment securities totaling $72,000. The 2001 period included a $529,000 gain on sale of deposits. Excluding these gains, non-interest income increased $170,000, or 19.5%, to $1.0 million for the three months ended March 31,2002 compared to $872,000 in the same period last year. Fee income from the sales of investment products represented the largest portion of the increase, totaling $194,000 in this year's first quarter compared to $7,000 in the first quarter of 2001. The Company began expanding its team of investment advisors as well as its product offerings in the second quarter of 2001. Customer service fees of $326,000 increased $34,000 in the first quarter of 2002 over the 2001 quarter, largely due to the increased number of checking accounts and fees derived from activity in those accounts. Loan sale gains of $115,000 represents a decrease of $38,000 from the 2001 period. These gains are generated from the sale of fixed-rate residential mortgages; during the 2002 period, mortgage application volume was skewed towards lower rate adjustable rate products.

Non-Interest Expense
Non-interest expense increased $758,000, or 12.3%, to $6.9 million for the first quarter of 2002, compared to $6.2 million in the 2001 period. Compensation and benefits expense represented the largest portion of that increase, up $572,000. The increase reflects higher commissions paid to mortgage originators and investment sales representatives, as well as higher costs of stock benefit plans, which increase as the market price of the Company's stock rises.

Data processing expense rose $75,000 as a result of the higher level of activity coming from transaction accounts and the cost of the internet banking service. Marketing expenses, which were $151,000 above the 2001 period, reflected the cost of deposit promotions, as well as promotional costs for the new Brookline branch, which is scheduled to open during the second quarter of 2002.

The annualized expense ratio, the ratio of non-interest expense to average assets, was 2.41% for the three months ended March 31, 2002 compared to 2.53% in the 2001 period.


Provision for Income Taxes
The Company's effective tax rate for the March 31, 2002 quarter was 36.6% as compared to 34.6% for the 2001 period. The Company has moved into a higher federal tax bracket as a result of the increase in its taxable income.


The following tables set forth information relating to Port's financial condition and net interest income at and for the three months ending March 31, 2002 and 2001 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing the annualized interest income by the average balance of interest-earning assets and the annualized interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates of terms, and fees earned when real estate loans were prepaid or refinanced.

Port Financial Corp.
Average Balance Sheet
For the Three months Ending March 31, 2002 and 2001
	2002			2001
Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
(Dollars in thousands)

Assets:
    Interest earning assets:
        Short term investments(1)
        Certificates of deposit
        Investment securities(2)
        Loans(3)
            Total interest earning assets
    Allowance for loan losses
    Total noninterest earning assets
            Total assets

$ 19,065 2,127 286,334 813,910 1,121,436 (9,457) 53,467 1,165,446	$ 76 33 4,269 14,314 18,692	1.62% 6.29% 5.97% 7.03% 6.63%	$ 61,780 2,016 182,172 693,370 939,338 (8,134) 54,213 985,417	$ 841 31 3,103 13,540 17,515	5.52% 6.24% 6.83% 7.81% 7.46%

Liabilities and Equity:
    Interest bearing liabilities:
        NOW accounts
        Savings accounts
        Money market deposit accounts
        Certificate of deposit accounts
        Total interest bearing deposits
        Borrowed funds
            Total interest bearing liabilities
    Noninterest bearing deposits
    Other noninterest bearing liabilities
    Total noninterest bearing liabilities
        Total liabilities
        Stockholders' equity/retained
          earnings
        Total liabilities and stockholders'
          equity/retained earnings
        Net interest income
        Net Interest rate spread (4)
        Net interest margin (5)
        Ratio of average interest-earning
          assets to average interest-
          bearing liabilities

108,915 58,194 355,896 344,633 867,638 117,761 985,399 52,659 8,874 61,533 1,046,932 118,514 $1,165,446	312 210 2,248 3,925 6,695 1,435 8,130 $10,562	1.16% 1.46% 2.56% 4.62% 3.13% 4.87% 3.35% 3.28% 3.82% 113.76	65,616 52,085 325,592 305,388 748,681 36,063 784,744 47,553 7,715 55,268 840,012 145,405 $985,417	163 226 4,222 4,467 9,078 575 9,653 $7,862	1.01% 1.76% 5.26% 5.93% 4.92% 6.38% 4.99% 2.47% 3.40% 119.64
(1)	Short term investments includes federal funds sold.
(2)	All investments securities that are considered available for sale are carried at market value, while securities that are held to maturity are held at cost.
(3)	Loans are net of deferred loan origination costs (fees).
(4)	Net interest rate spread represents the difference between the weighted average yield on interest earning-assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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
Port Financial Corp. Rate/Volume Analysis Three months Ending March 31, 2002 Net Interest Income Increase/(Decrease)
Due to
	Volume Rate		Net
(In thousands)
Interest earning assets: Short term investments Certificates of deposit Investment securities Loans Total interest earning assets	$ (378) 2 3,526 7,362 10,512	$ (387) - (2,360) (6,588) (9,335)	$ (765) 2 1,166 774 1,177
Interest bearing liabilities: NOW accounts Savings accounts Money market deposit accounts Certificate of deposit accounts Borrowed funds Total interest bearing liabilities	122 121 2,396 2,743 1,765 7,147	27 (137) (4,370) (3,285) (905) (8,670)	149 (16) (1,974) (542) 860 (1,523)
Change in net interest income	$ 3,365	$ (665)	$ 2,700


Liquidity and Capital Resources

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank's maximum borrowing capacity from the Federal Home Loan Bank at March 31, 2002 was approximately $179.2 million, net of borrowings that were currently outstanding. In addition, the Bank can enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow the Bank to borrow money, using securities as collateral.

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

At March 31, 2002, the Company exceeded each of the applicable regulatory capital requirements. The Company's leverage Tier 1 capital was $114.7 million, or 17.2% of risk-weighted assets, and 9.8% of average assets. The Company had a risk-based total capital of $125.9 million and a risk-based capital ratio of 18.9%.

See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating and financing activities for the three month periods ended March 31, 2002 and March 31, 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative information about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2001.

The table below provides quantitative information on market risk as of March 31, 2002. It sets forth the estimated changes in net interest income that would result from a 200 basis point change in interest rates over the applicable twelve-month period.


As of March 31, 2003
(Dollars in thousands)
Changes in Interest Rates (Basis Points)	Net Interest Income	% Change
+200	40,571	-6.71%
0	43,487	-
-200	45,631	4.93%

During 2001, the Company entered into an interest rate swap agreement with a notional value of $20.0 million. The Company utilizes interest rate swaps to manage the risk associated with interest rate changes. Under the terms of the swap agreement, the Company receives payments based on the weekly average rate on three month U.S. Treasury bills in exchange for payments based on a fixed rate. The swap has a maturity of 2 years. This swap is intended to reduce the impact on net interest income from a rise in interest rates. This swap has been designated as a cash flow hedge of the variable cash flows associated with interest expense on the Treasury Index deposit accounts. As of March 31, 2002, the Company was receiving a variable rate of 1.854% and paying a fixed rate of 4.10% on this swap. The fair value of the swap of $19,000 was recorded as a liability with changes in the fair value recorded in accumulated other comprehensive income.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

      None

Item 2.  Changes in Securities and Use of Proceeds

      None


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

May 8, 2002