Form 10-Q
period 2002-06-30
PORT FINANCIAL CORP
filed 2002-08-14
CIK 1099517

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

_____________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at August 8, 2002
Common Stock, Par value $.01	5,304,936


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements of Port Financial Corp.
Consolidated Balance Sheets (Unaudited) - June 30, 2002 and December 31, 2001
Consolidated Statements of Operations (Unaudited) - Three months ended June 30, 2002 and June 30, 2001
Consolidated Statements of Operations (Unaudited) - Six months ended June 30, 2002 and June 30, 2001
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) - Six months ended June 30, 2002
Consolidated Statements of Cash Flows (Unaudited) - Six months ended June 30, 2002 and June 30, 2001
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Defaults upon Senior Securities
Item 3.	Submission of Matters to a Vote of Security Holders
Item 4.	Other Information
Item 5.	Reports on Form 8-K
Signatures


Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Port Financial Corp. Consolidated Balance Sheets (Dollars in Thousands, Except Share Amounts)
	June 30, 2002	December 31, 2001
ASSETS	(Unaudited)

Cash and due from banks Federal funds sold Other interest bearing cash equivalents Total cash and cash equivalents	$ 19,498 23,885 2,700 46,083	$ 14,170 12,825 9,249 36,244

Certificates of deposit
Investment securities held to maturity, at amortized cost
 (Fair value of $37,702 in 2002 and $14,625 in 2001)
Investment securities available for sale, at fair value
Federal Home Loan Bank Stock, at cost
Savings Bank Life Insurance Stock, at cost
Loans held for sale
Loans, net
Banking premises and equipment, net
Accrued interest receivable
Other assets
        Total assets

	2,192 37,263 402,336 7,923 1,934 2,286 845,527 23,628 6,453 5,213 $1,380,838	2,126 14,444 265,495 6,273 1,934 1,571 774,649 23,430 5,452 6,592 $1,138,210
LIABILITIES AND STOCKHOLDERS EQUITY
Deposits Federal Home Loan Bank advances Mortgagors' escrow payments Accrued expenses and other liabilities Total liabilities	$1,098,017 148,882 3,703 7,993 1,258,595	$ 884,529 115,249 3,990 11,044 1,014,812
Commitments and Contingencies (Note 2 and 8)

Stockholders' Equity:
  Preferred stock, $ .01 par value-
    Authorized - 5,000,000 shares
    Issued and outstanding - no shares
  Common stock, $ .01 par value -
    Authorized - 30,000,000 shares
     Issued - 7,442,818 shares at June 30, 2002
     and December 31, 2001; shares outstanding
     5,547,701 and 5,803,606 in 2002 and 2001,
     respectively

	- 74	- 74

Port Financial Corp. Consolidated Balance Sheets - (Continued) (Dollars in Thousands, Except Share Amounts)
June 30, 2002	December 31, 2001
(Unaudited)

  Additional paid-in capital
  Treasury stock, at cost - 1,895,117 and 1,639,212
   shares
  Unearned compensation - Recognition and
   Retention Plan
  Unearned compensation - ESOP
  Retained earnings
  Accumulated other comprehensive income
        Total stockholders' equity
        Total liabilities and stockholders' equity

71,492 (43,616) (2,992) (6,901) 96,165 8,021 122,243 $1,380,838	70,879 (35,095) (3,339) (7,026) 91,652 6,253 123,398 $1,138,210

See the accompanying notes to the unaudited consolidated financial statements.

Port Financial Corp. Consolidated Statements of Operations (Dollars in Thousands Except Share and Per Share Amounts) (Unaudited)

	Three Months Ended June 30,
	2002	2001

Interest and dividend income:
    Interest on loans
    Interest and dividends on investment securities
    Interest on other cash equivalents
    Interest on certificates of deposit
        Total interest and dividend income

	$ 14,975 5,191 87 33 20,286	$ 12,990 3,077 517 33 16,617
Interest expense: Interest on deposits Interest on borrowed funds Total interest expense	7,360 1,873 9,233	7,642 659 8,301
Net interest income	11,053	8,316
Provision for loan losses	225	200
Noninterest income: Customer service fees Gain on sale of loans, net Loan servicing fee income Other income Total noninterest income	381 221 70 568 1,240	312 180 108 540 1,140

Noninterest expense:
    Compensation and employee benefits
    Occupancy and equipment expense
    Data processing service fees
    Marketing and investor relations
    Other noninterest expense
        Total noninterest expenses
Income before provision for income taxes
Provision for income taxes
Net income

	4,366 978 499 540 1,027 7,410 4,658 1,690 $ 2,968	3,585 801 513 289 844 6,032 3,224 1,105 $ 2,119
Earnings per share: Basic Diluted	$ 0.61 $ 0.58	$ 0.34 $ 0.33
Weighted average shares outstanding: Basic Diluted	4,859,015 5,110,398	6,265,482 6,339,272

See the accompanying notes to the unaudited consolidated financial statements

Port Financial Corp. Consolidated Statements of Operations (Dollars in Thousands Except Share and Per Share Amounts) (Unaudited)

	Six Months Ended June 30,
	2002	2001

Interest and dividend income:
    Interest on loans
    Interest and dividends on investment securities
    Interest on other cash equivalents
    Interest on certificates of deposit
        Total interest and dividend income

	$ 29,289 9,460 163 66 38,978	$ 26,530 6,179 1,358 65 34,132
Interest expense: Interest on deposits Interest on borrowed funds Total interest expense	14,055 3,307 17,362	16,720 1,234 17,954
Net interest income	21,616	16,178
Provision for loan losses	525	400

Noninterest income:
    Customer service fees
    Gain on sale of investment securities
    Gain on sale of loans, net
    Loan servicing fee income
    Gain on pension plan termination
    Gain on sale of deposits
    Other income
        Total noninterest income

	707 72 335 151 47 - 1,041 2,353	604 - 333 224 - 529 851 2,541

Noninterest expense:
    Compensation and employee benefits
    Occupancy and equipment expense
    Data processing service fees
    Marketing and investor relations
    Other noninterest expense
        Total noninterest expenses
Income before provision for income taxes
Provision for income taxes
Net income

	8,406 1,862 1,074 965 2,019 14,326 9,118 3,322 $ 5,796	7,051 1,676 1,013 564 1,886 12,190 6,129 2,110 $ 4,019
Earnings per share: Basic Diluted	$ 1.18 $ 1.13	$ 0.62 $ 0.62
Weighted average shares outstanding: Basic Diluted	4,907,606 5,139,087	6,461,612 6,522,040

See the accompanying notes to the unaudited consolidated financial statements

Port Financial Corp.
Consolidated Statement of Changes in Stockholders' Equity
For The Six Months Ending June 30, 2002 and 2001
(In Thousands)
(Unaudited)

						Accumulated
		Additional		Unearned		Other
	Common	Paid-In	Treasury	Compensation	Retained	Comprehensive		Comprehensive
	Stock	Capital	Stock	ESOP/RRP	Earnings	Income	Total	Income

Balance at December 31, 2000	$74	$76,284	$ -	$(11,581)	$82,750	$4,526	$152,053

Net income	-	-	-	-	4,019	-	4,019	4,019
Change in unrealized gain on securities
available for sale, net of taxes $522	-	-	-	-	-	868	868	868
Change in fair market value of swap
agreement, net of taxes $ 3	-	-	-	-	-	5	5	5
Purchase of treasury stock	-	-	(19,741)	-	-	-	(19,741)
Net forfeiture of RRP awards	-	(82)	-	82	-	-	-
Amortization of unearned
compensation	-	51	-	566	-	-	617
Cash dividends - $.10 per share	-	-	-	-	(649)	-	(649)	-
Balance at June 30, 2001	$74	$76,253	$(19,741)	$(10,933)	$86,120	$5,399	$137,172	$4,892

Balance at December 31, 2001	$74	$70,879	$(35,095)	$(10,365)	$91,652	$6,253	$123,398

Net income	-	-	-	-	5,796	-	5,796	$5,796
Change in unrealized gain on securities
available for sale, net of taxes $1,381	-	-	-	-	-	1,813	1,813	1,813
Less reclassification of securities gains
included in net income, net of taxes $30	-	-	-	-	-	(42)	(42)	(42)
Change in fair market value of swap
agreement, net of taxes $ (9)	-	-	-	-	-	(3)	(3)	(3)
Purchase of treasury stock	-	-	(8,661)	-	-	-	(8,661)	-
Exercise of stock options	-	(41)	140	-	-	-	99	-
Grant of RRP stock awards	-	458	-	(458)	-	-	-	-
Amortization of unearned
compensation	-	196	-	930	-	-	1,126	-
Cash dividends - $.25 per share	-	-	-	-	(1,283)	-	(1,283)	-
Balance at June 30, 2002	$74	$71,492	$(43,616)	$ (9,893)	$96,165	$8,021	$122,243	$7,564

See the accompanying notes to the unaudited consolidated financial statements
Port Financial Corp.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2002	2001

Cash Flows from Operating Activities:
Net income	$ 5,796	$ 4,019
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	525	400
Depreciation and amortization	914	952
Net gain from sales of available-for-sale investment securities	(72)	-
Amortization of premiums on investment securities, net	319	65
Increase in cash surrender value of life insurance policies	(95)	(99)
Gain on loan sales, net	(335)	(333)
Proceeds from sale of loans	26,850	28,082
Loans originated for sale	(27,230)	(31,426)
Gain on sale of branch deposits	-	(529)
Amortization of unearned compensation	1,126	617
Decrease in other assets	1,015	268
(Increase) decrease in accrued interest receivable	(1,001)	717
Increase in prepaid deferred tax provision	(895)	(323)
(Decrease) increase in deferred loan fees	(527)	51
(Decrease) increase in accrued expenses and other liabilities	(3,051)	573

Net cash provided by operating activities	3,339	3,034

Cash Flows from Investing Activities:
Proceeds from sales, maturities and principal repayments of
securities Available-for-sale	47,695	44,284
Purchases of securities available-for-sale	(181,603)	(58,656)
Proceeds from sales, maturities and principal repayments of
securities held-to-maturity	8,128	7,388
Purchases of securities held-to-maturity	(31,005)	-
Proceeds from maturities of certificates of deposit	-	-
Purchase of certificates of deposit	(66)	(2,061)
Purchase of FHLB stock	(1,650)	(776)
Purchase of premises and equipment	(1,112)	(868)
Loan originations, net	(70,918)	(628)
Recoveries of loans previously charged-off	42	26

Net cash used in investing activities	(230,489)	(11,291)

Port Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2002	2001

Cash Flows from Financing Activities:
Increase (decrease) in certificates of deposit	42,930	(4,345)
Decrease in certificate of deposits due to sale of branch deposits	-	(5,958)
Increase in demand deposits, NOW accounts and savings accounts	170,558	10,845
Decrease in demand deposits, NOW accounts and savings accounts
due to sale of branch deposits	-	(10,163)
Decrease in mortgagors' escrow payments	(287)	(270)
Increase in Federal Home Loan Bank advances	33,633	12,089
Exercise of stock options	99	-
Cash dividends	(1,283)	(649)
RRP stock purchases	-	(5,453)
Treasury stock purchases	(8,661)	(14,288)

Net cash provided by financing activities	236,989	(18,192)

Net Increase in Cash and Cash Equivalents	9,839	26,449

Cash and Cash Equivalents, beginning of year	36,244	70,267

Cash and Cash Equivalents, end of period	$ 46,083	$ 43,818

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$ 17,172	$ 18,315
Cash paid for income taxes	$ 1,056	$ 2,292

See the accompanying notes to the unaudited consolidated financial statements.


Port Financial Corp.
Notes to the Unaudited Consolidated Financial Statements

1) Basis of Presentation
The unaudited consolidated financial statements of Port Financial Corp. ("Port" or the "Company") include the accounts of the Company and its two wholly owned subsidiaries, Cambridgeport Bank (the "Bank") and Brighton Investment Corporation. Brighton Investment Corporation invests in marketable securities. The Bank is a Massachusetts-chartered stock savings bank with its headquarters located in Cambridge, Massachusetts. The Bank has four wholly-owned subsidiaries, Temple Investment Corporation, River Investment Corporation, Cambridgeport Insurance Services, Inc. and Prospect Real Estate Investment Corp. Temple Investment Corporation and River Investment Corporation both invest in securities. Cambridgeport Insurance Services, Inc. was established in April 2000 and intends to provide insurance. Prospect Real Estate Investment Corp. is a real estate investment trust which holds certain mortgage loans originated by the Bank as well as mortgage-backed securities. In addition, the Bank is the sole member of Temple Realty LLC, which owns the Company's administrative center.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year. The Company believes that the disclosures are adequate to make the information presented not misleading.

2) Commitments
At June 30, 2002, the Company had outstanding commitments to originate loans amounting to approximately $31.2 million, and unadvanced funds on construction loans and lines of credit amounting to approximately $734,000 and $188.2 million, respectively.

3) Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period presented. In calculating basic earnings per share, the number of shares of common stock outstanding is reduced by the


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

The following table summarizes the calculation of basic and diluted earnings per share:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(Dollars in thousands, Except Shares and
	Per Share amounts)

Net income	$ 2,968	$ 2,119	$ 5,796	$ 4,019
Weighted average common shares outstanding	4,859,015	6,265,482	4,907,606	6,461,612
Dilutive effect of common stock equivalents	251,383	73,790	231,481	60,428

Weighted average common and common
equivalent shares outstanding	5,110,398	6,339,272	5,139,087	6,522,040

Basic earnings per share	$ 0.61	$ 0.34	$ 1.18	$ 0.62
Dilutive effect of common stock equivalents	(0.03)	(0.01)	(0.05)	(0.00)
Diluted earnings per share	$ 0.58	$ 0.33	$ 1.13	$ 0.62

As of June 30, 2002 and 2001, there were 12,800 and 44,660 options, respectively, to purchase shares of common stock, which were excluded from the calculation of diluted earnings per share because the options exercise price was greater than the average market price of the Company's common stock for the period and their inclusion would have been anti-dilutive.

4) Stock Repurchases
During the second quarter of 2002, the Company repurchased 97,805 shares under its sixth repurchase program at an average price of $35.51. In the first half of 2002, the Company repurchased 262,305 shares at an average price of $33.02.


5) Loans
The loan portfolio consisted of the following (in thousands):
	June 30,	December 31,
	2002	2001
	(Unaudited)
Real estate loans-
Residential	$479,722	$411,630
Commercial	273,890	265,854
Home equity lines of credit	86,840	90,105
Construction and land	10,582	11,442
Total real estate loans	851,034	779,031

Commercial	840	653

Consumer	3,529	4,286
Total loans	855,403	783,970

Less-Allowance for loan losses	9,876	9,321
Total loans, net	$845,527	$774,649

6) Deposits
A summary of deposit balances, by type, is as follows (in thousands):
	June 30,	December 31,
	2002	2001
	(Unaudited)

Demand deposit accounts	$ 52,199	$ 54,242
NOW accounts	256,525	112,521
Regular savings accounts	62,722	55,963
Money market accounts	356,524	334,686

Total noncertificate accounts	727,970	557,412

Term certificates-
Term certificates less than $100,000	273,377	249,631
Term certificates of $100,000 and over	96,670	77,486

Total term certificate accounts	370,047	327,117

Total deposits	$1,098,017	$884,529


7. Non-performing Assets
As of June 30, 2002, the Company had a total of $655,000 in non-performing assets, all of which were loans. As of July 18, 2002 the Company had received full payment of principal and interest on two of these loans, with a combined principal balance of $554,000.

8. Real Estate Investment Trust
Prospect Real Estate Investment Corp. ("Prospect"), a subsidiary of the Bank, was established in April 2001 as a Massachusetts-chartered real estate investment trust (the "REIT"). During 2001, the Bank received dividends from Prospect. The Bank has not yet filed its 2001 state tax return, but intends to do so by September 15, 2002 and, in accordance with the Commonwealth of Massachusetts Tax law, will claim a deduction for the dividends received from Prospect. The positive impact of the REIT dividend received deduction on the Company's 2001 reported net income was approximately $270,000. The additional positive impact on the Company's reported net income for the first six months of 2002 was approximately $260,000.

The Company is aware that several other financial institutions operating in the Commonwealth of Massachusetts with similar real estate investment trust subsidiaries have recently received Notices of Intent to Assess additional state excise taxes from the Massachusetts Department of Revenue (the "DOR"), challenging the dividends received deduction claimed by those institutions. The institutions that received these notices have indicated their intention to appeal the assessments. There can be no assurance that the Company will receive such a notice pertaining to its 2001 tax filing. However, if it does receive such a notice, the Company intends to appeal any such assessment.


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

The Company's principal business is its investment in the Bank, a Massachusetts stock savings bank, chartered in 1853, with headquarters in the Cambridgeport neighborhood of Cambridge, Massachusetts. The Cambridgeport neighborhood is located near the Charles River, between the campuses of Harvard and MIT. The Bank is a community-oriented bank, with eleven full service banking offices and a Telebanking Center. It provides retail and business customers with value-driven products and services, including a wide variety of deposit products, investment management services, residential mortgage loans, commercial real estate loans, commercial loans and consumer loans. Most of its customers are located in the cities and towns around Cambridge, Massachusetts. The Bank's newest branch office, located in Brookline, Massachusetts opened in April, 2002.

The Bank's revenues are derived principally from interest on loans and investment securities. The Bank's primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of


investment securities, and funds provided by operations. The Bank also uses borrowings from the Federal Home Loan Bank as a source of funds for loans, investments and other assets. The largest component of the Bank's expenses is the interest it pays on deposits.

Comparison of Financial Condition at June 30, 2002 and December 31, 2001
Total assets increased by $242.6 million, from $1.14 billion at December 31, 2001 to $1.38 billion at June 30, 2002. This growth included an increase in gross loans totaling $71.4 million and a net increase in cash, cash equivalents and investment securities totaling $171.2 million.

Growth in the loan portfolio consisted primarily of loans secured by residential real estate located in the Bank's primary market areas. The residential mortgage portfolio grew by $68.1 million, while the commercial real estate portfolio grew by $8.0 million, and other segments of the portfolio declined by a net $4.7 million. The residential mortgage growth reflects the refinancing demand in a low interest rate environment as well as the strong market for purchasing residential property in the Boston area.

Non-performing assets totaled $655,000 and $133,000 at June 30, 2002 and December 31, 2001, respectively. During the month of July the Bank received full payment on two non-performing loans with combined principal balances of approximately $554,000. The remaining balance of non-performing assets at June 30, 2002 consisted of student loans in the amount of $101,000.

The allowance for possible loan losses was $9.9 million at June 30, 2002, or 1.16% of total loans. This compares to $9.3 million and 1.19% at December 31, 2001. The Company believes that the current allowance for loan losses accurately reflects the size and level of risk in the loan portfolio, although no assurance can be made that future additions to the allowance will not be necessary. The Company continues to apply its consistent, systematic methodology for measuring the adequacy of the allowance for loan losses.

Deposits at June 30, 2002 totaled $1.1 billion, an increase of $213.5 million from $884.5 million at December 31, 2001. This increase included $21.8 million in money market accounts, $42.9 million in time deposits, and $142.0 million in demand deposit and NOW accounts, and $6.8 million in savings accounts. During the second quarter of 2002, the Bank featured its relationship deposit products, offering a premium rate of 4% on its Money Manager Checking account product.

The $1.2 million decline in stockholders' equity to $122.2 million at June 30, 2002 from $123.4 million at December 31, 2001 reflects primarily the cost of the Company's stock repurchases, partially offset by increases of $4.5 million in retained earnings and $1.8 million in accumulated other comprehensive income.


Comparison of Operating Results for the Three Months Ended June 30, 2002 and 2001

Net income for the quarter ended June 30, 2002 was $3.0 million, or $.58 per diluted share, compared to $2.1 million, or $.33 per diluted share, for the comparable prior year period.

Interest Income
Interest income increased $3.7 million, or 22.1%, to $20.3 million. This increase resulted from the $301.6 million growth in the average balance of interest-earning assets to $1.2 billion in the second quarter of 2002, from $929.2 million in the comparable 2001 period. Partially offsetting the effect of earning asset growth was a 59 basis point decline in yield, the result of market rate reductions.

Interest on loans increased $2.0 million as a result of higher average loan balances, which were up $176.6 million over the 2001 quarter and more than offset a 90 basis point decline in the average yield.

Income from short-term investments and investment securities rose $1.7 million. The average balances of cash, cash equivalents and investment securities during the second quarter of 2002 were $151.2 million higher than the average balances in the second quarter of 2001. The lower interest rate environment reduced the average yield on these assets to 5.52%, 68 basis points lower in the 2002 period compared with the same period in the prior year.

Interest Expense
Total interest expense for the three months ended June 30, 2002 was $9.2 million, up $932,000 from the same period in 2001. Interest expense on deposit accounts declined $282,000 as a result of significantly lower rates on interest-bearing deposits. The average cost of interest-bearing deposits was 3.08% in the 2002 period, a reduction of 109 basis points from the comparable 2001 quarter. The general reduction in market rates that occurred through 2001 enabled the Company to lower rates on time deposits and money market deposits. The average cost of these deposit types were lower by 145 basis points and 116 basis points respectively in the 2002 period compared with the second quarter of 2001. Partially offsetting this effect was an increase in the cost of NOW accounts, which rose by 89 basis points in the 2002 period as a result of the Money Manager Checking promotion.

A $95.1 million increase in the average balance of borrowings resulted in higher borrowing expense, which rose $1.2 million to $1.9 million for the three months ended June 30, 2002 compared with $659,000 in the second quarter of 2001. The average cost of borrowings declined by 64 basis points from 5.98% in the second quarter of 2001 compared to 5.34% in the second quarter of this year.


Net Interest Income
Net interest income increased 32.9%, or $2.7 million, in the second quarter of 2002 compared to the same period last year. The net interest margin was 3.60%, up from 3.59% in the 2001 quarter. The interest rate spread was 3.21% in the quarter ended June 30, 2002, compared with 2.88% during the same period last year.

Provision for Loan Losses
The Company recorded a provision for loan losses of $225,000 for the quarter ended June 30, 2002 and $200,000 in the same quarter of 2001. The higher provision reflects the growth in portfolio loan balances in the 2002 period. Although there has been no significant increases in delinquencies or non-performing assets, the Company believes that the additional provision is prudent, given weakness in the general economic environment.

The Company establishes provisions for loan losses, which are charged to operations, in order to maintain an allowance for loan losses at a level that is deemed to be appropriate based upon an assessment of a number of factors. These factors include prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio and other factors that may influence the collectibility of the Bank's loan portfolio.

Non-Interest Income
Non-interest income increased $100,000, or 8.8%, to $1.2 million for the three months ended June 30, 2002 compared to $1.1 million in the same period last year. Customer service fees, including activity-related charges on transaction accounts, represented the largest portion of the increase, totaling $381,000 in this year's second quarter compared to $312,000 in the second quarter of 2001. This was largely due to the greater number of checking accounts that has resulted from the Company's strategic marketing emphasis directed toward acquiring checking account customers. Loan sale gains of $221,000 represent an increase of $41,000 from the 2001 period. These gains were generated from the sale of fixed-rate residential mortgages, which saw higher volume during the 2002 period because of lower interest rates.

Non-Interest Expense
Non-interest expense increased $1.4 million, or 22.8%, to $7.4 million in the second quarter of 2002, compared to $6.0 million in the 2001 period. Compensation and benefits expense represented the largest portion of that increase, up $781,000. This included increase costs of employee and executive pensions, the Port Financial Corp. 2000 Recognition and Retention Plan, as well as the effect on the cost of stock benefit plans that relate to the higher market price of the Company's stock.

Higher occupancy and equipment expense, which was up $177,000 in the 2002 quarter, relates primarily to improvements in the branch office network, including the opening of the new Brookline office and the expanded Harvard Square office. Marketing expenses, which were $251,000 above the 2001 period, reflected the cost of deposit promotions, as well as promotional costs for the Brookline branch.


The annualized expense ratio, the ratio of non-interest expense to average assets, was 2.33% for the three months ended June 30, 2002 compared to 2.48% in the 2001 period.

Provision for Income Taxes
The Company's effective tax rate for the June 30, 2002 quarter was 36.3% as compared to 34.3% for the 2001 period. The Company has moved into a higher federal tax bracket as a result of the increase in its taxable income.


The following tables set forth information relating to Port's financial condition and net interest income at and for the second quarter ending June 30, 2002 and 2001 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing the annualized interest income by the average balance of interest-earning assets and the annualized interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates of terms, and fees earned when real estate loans were prepaid or refinanced.

Port Financial Corp.
Average Balance Sheet
For the Second Quarter Ending June 30, 2002 and 2001
	2002			2001
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest earning assets:
Short term investments(1)	$ 21,435	$ 87	1.63%	$ 46,879	$ 517	4.42%
Certificates of deposit	2,160	33	6.13%	2,134	33	6.20%
Investment securities(2)	362,109	5,191	5.75%	185,525	3,077	6.65%
Loans(3)	845,080	14,975	7.09%	694,627	12,990	7.48%
Total interest earning assets	1,230,784	20,286	6.57%	929,165	16,617	7.16%
Allowance for loan losses	(9,725)			(8,309)
Total noninterest earning assets	54,602			53,293
Total assets	1,275,661			974,149

Liabilities and Equity:
Interest bearing liabilities:
NOW accounts	169,822	886	2.09%	72,626	217	1.20%
Savings accounts	61,943	224	1.45%	52,341	229	1.75%
Money market deposit accounts	362,907	2,314	2.56%	311,456	2,887	3.72%
Certificate of deposit accounts	364,119	3,936	4.34%	298,697	4,309	5.79%
Total interest bearing deposits	958,791	7,360	3.08%	735,120	7,642	4.17%
Borrowed funds	138,703	1,873	5.34%	43,612	659	5.98%
Total interest bearing liabilities	1,097,494	9,233	3.36%	778,732	8,301	4.28%
Noninterest bearing deposits	53,891			47,375
Other noninterest bearing liabilities	7,545			7,830
Total noninterest bearing liabilities	61,436			55,205
Total liabilities	1,158,930			833,937
Stockholders' equity/retained earnings	116,731			140,212
Total liabilities and stockholders'
Equity/retained earnings	$1,275,661			$974,149
Net interest income		$11,053			$ 8,316
Net Interest rate spread (4)			3.21%			2.88%
Net interest margin (5)			3.60%			3.59%
Ratio of average interest-earning
assets to average interest-
bearing liabilities			112.08			119.26
(1)	Short term investments includes federal funds sold.
(2)	All investment securities that are considered available for sale are carried at market value, while securities that are held to maturity are held at cost.
(3)	Loans are net of deferred loan origination costs (fees).
(4)	Net interest rate spread represents the difference between the weighted average yield on interest earning-assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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
	Port Financial Corp.
	Rate/Volume Analysis
	Three Months Ending June 30, 2002
	Net Interest Income Increase/(Decrease)
	Due to
	Volume	Rate	Net
	(In thousands)

Interest earning assets:
Short term investments	$ (199)	$ (231)	$ (430)
Certificates of deposit	2	(2)	-
Investment securities	4,775	(2,661)	2,114
Loans	5,967	(3,982)	1,985
Total interest earning assets	10,545	(6,876)	3,669

Interest bearing liabilities:
NOW accounts	430	239	669
Savings accounts	160	(165)	(5)
Money market deposit accounts	2,304	(2,877)	(573)
Certificate of deposit accounts	3,867	(4,240)	(373)
Borrowed funds	1,689	(475)	1,214
Total interest bearing liabilities	8,450	(7,518)	932

Change in net interest income	$ 2,095	$ 642	$ 2,737


Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

Net income for the six months ended June 30, 2002 was $5.8 million, or $1.13 per diluted share, compared to $4.0 million, or $.62 per diluted share, for the comparable prior year period.

Interest Income
Interest income increased $4.8 million, or 14.2%, to $39.0 million, as the average balance of interest-earning assets was $242.2 million higher in first six months of 2002 compared to the first half of 2001. The average yield on earning assets was 71 basis points lower in the 2002 period, reflecting the general trend in market interest rates.

Interest income on loans increased $2.8 million as higher average loan balances, which were up $135.6 million over the 2001 period, more than offset a 61 basis point decline in their average yield. Income from short-term investments and investment securities rose $2.1 million. The average balances of cash, cash equivalents and investment securities in the 2002 period were $106.6 million higher than the average balances in the first six months of 2001. The lower interest rate environment reduced the average yield on these assets to 5.60%, 74 basis points lower in the 2002 period compared with the same period in the prior year.

Interest Expense
Total interest expense for the six months ended June 30, 2002 was $17.4 million, down 592,000 from the same period in 2001. Interest expense on deposit accounts declined $2.7 million as a result of lower rates on interest-bearing deposits. The average cost of interest-bearing deposits was 3.10% in the 2002 period, a reduction of 144 basis points from the comparable 2001 period. The general reduction in market rates that occurred through 2001 has enabled the Company to lower rates on time deposits and money market deposits. Also, the Company offered a promotional 6.25% rate on its Real Savings money market account during the first three months of 2001. At the end of the promotional period, the Company reduced the rate on that account.

Borrowing expense rose $2.1 million to $3.3 million in the first half of 2002, as a $88.4 million increase in the average balance of borrowings offset a decline of 103 basis points in average cost compared with the prior year period.

Net Interest Income
Net interest income increased 33.6%, or $5.4 million, to $21.6 million in the first six months of 2002 compared to $16.2 million in the same period last year. The net interest margin was 3.71%, up from 3.49% in the 2001 period. The interest rate spread was 3.25% in 2002 period compared with 2.68% during the same period last year.

Provision for Loan Losses
The Company recorded a provision for loan losses of $525,000 in the first six months of 2002 and $400,000 in the 2001 period. The higher provision reflects the growth in portfolio loan balances. Although there has been no significant increases in delinquencies or non-performing assets, the company believes that the additional


provision is prudent, given weakness in the general economic environment.

Non-Interest Income
Non-interest income of $2.4 million in the 2002 period compared to $2.5 million in the prior year's period. The 2002 total includes a gain on the sale of investment securities totaling $72,000, and a gain on a pension plan termination of $47,000. The 2001 period included a $529,000 gain on sale of deposits. Excluding these non-recurring items, non-interest income increased $222,000, or 11.0%, for the six months ended June 30,2002 compared to the same period last year. Customer service fees, including activity-related charges on transaction accounts, and fees from sales of investment products were the primary reasons for the increased revenue.

Non-Interest Expense
Non-interest expense increased $2.1 million, or 17.5%, to $14.3 million in the first half of 2002, compared to $12.2 million in the 2001 period. Compensation and benefits expense rose $1.4 million, reflecting increased costs of employee and executive pensions, the Port Financial Corp 2000 Recognition and Retention Plan, as well as the effect on the cost of stock benefit plans that relate to the higher market price of the Company's stock.

Occupancy and equipment expense, which was up $186,000 in the 2002 period, relates primarily to improvements in the branch office network, including the opening of the new Brookline office and the expanded Harvard Square office. Marketing expenses of $965,000 were $401,000 above the 2001 period, reflected the cost of deposit promotions, as well as promotional costs for the Brookline branch.

The annualized expense ratio, the ratio of non-interest expense to average assets, was 2.37% for the six months ended June 30, 2002 compared to 2.51% in the 2001 period.

Provision for Income Taxes
The Company's effective tax rate for the June 30, 2002 quarter was 36.4% as compared to 34.4% for the 2001 period. The Company has moved into a higher federal tax bracket as a result of the increase in its taxable income.


The following tables set forth information relating to Port's financial condition and net interest income at and for the six months ending June 30, 2002 and 2001 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing the annualized interest income by the average balance of interest-earning assets and the annualized interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates of terms, and fees earned when real estate loans were prepaid or refinanced.

Port Financial Corp.
Average Balance Sheet
For the Six Months Ending June 30, 2002 and 2001
	2002			2001
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest earning assets:
Short term investments(1)	$ 20,256	$ 163	1.62%	$ 54,289	$ 1,358	5.04%
Certificates of deposit	2,144	66	6.21%	2,075	65	6.22%
Investment securities(2)	324,431	9,460	5.84%	183,857	6,179	6.74%
Loans(3)	829,581	29,289	7.04%	694,002	26,530	7.65%
Total interest earning assets	1,176,412	38,978	6.60%	934,223	34,132	7.31%
Allowance for loan losses	(9,592)			(8,222)
Total noninterest earning assets	54,038			53,752
Total assets	1,220,858			979,753

Liabilities and Equity:
Interest bearing liabilities:
NOW accounts	139,537	1,198	1.73%	69,140	380	1.11%
Savings accounts	60,079	435	1.46%	52,214	455	1.76%
Money market deposit accounts	359,420	4,562	2.56%	318,485	7,109	4.50%
Certificate of deposit accounts	354,430	7,860	4.47%	302,024	8,776	5.86%
Total interest bearing deposits	913,466	14,055	3.10%	741,863	16,720	4.54%
Borrowed funds	128,290	3,307	5.13%	39,858	1,234	6.16%
Total interest bearing liabilities	1,041,756	17,362	3.35%	781,721	17,954	4.63%
Noninterest bearing deposits	53,278			47,464
Other noninterest bearing liabilities	8,206			7,773
Total noninterest bearing liabilities	61,484			55,237
Total liabilities	1,103,240			836,958
Stockholders' equity/retained earnings	117,618			142,795
Total liabilities and stockholders'
Equity/retained earnings	$1,220,858			$979,753
Net interest income		$21,616			$16,178
Net Interest rate spread (4)			3.25%			2.68%
Net interest margin (5)			3.71%			3.49%
Ratio of average interest-earning
assets to average interest-
bearing liabilities			112.87			119.45
(1)	Short term investments includes federal funds sold.
(2)	All investment securities that are considered available for sale are carried at market value, while securities that are held to maturity are held at cost.
(3)	Loans are net of deferred loan origination costs (fees).
(4)	Net interest rate spread represents the difference between the weighted average yield on interest earning-assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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
	Port Financial Corp.
	Rate/Volume Analysis
	Six Months Ending June 30, 2002
	Net Interest Income Increase/(Decrease)
	Due to
	Volume	Rate	Net
	(In thousands)

Interest earning assets:
Short term investments	$ (574)	$ (621)	$(1,195)
Certificates of deposit	1	-	1
Investment securities	5,611	(2,330)	3,281
Loans	7,972	(5,213)	2,759
Total interest earning assets	13,010	(8,164)	4,846

Interest bearing liabilities:
NOW accounts	528	290	818
Savings accounts	138	(158)	(20)
Money market deposit accounts	2,253	(4,800)	(2,547)
Certificate of deposit accounts	3,160	(4,076)	(916)
Borrowed funds	2,691	(618)	2,073
Total interest bearing liabilities	8,770	(9,362)	(592)

Change in net interest income	$ 4,240	$ 1,198	$ 5,438

Liquidity and Capital Resources

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank's maximum borrowing capacity from the Federal Home Loan Bank at June 30, 2002 was approximately $178.3 million, net of borrowings that were currently outstanding. In addition, the Bank can enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow the Bank to borrow money, using securities as collateral.

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

At June 30, 2002, the Company exceeded each of the applicable regulatory capital requirements. The Company's leverage Tier 1 capital was $114.2 million, or 15.9% of risk-weighted assets, and 9.0% of average assets. The Company had a risk-based total capital of $126.4 million and a risk-based capital ratio of 17.6%.

See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating and financing activities for the six month periods ended June 30, 2002 and June 30, 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative information about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2001.

The table below provides quantitative information on market risk as of June 30, 2002. It sets forth the estimated changes in net interest income that would result from a 200 basis point change in interest rates over the applicable twelve-month period.

As of June 30, 2002
(Dollars in thousands)
Changes in Interest Rates (Basis Points)	Net Interest Income	% Change
+200	41,946	-5.56%
0	44,415	-
-200	46,133	3.87%

During 2001, the Company entered into an interest rate swap agreement with a notional value of $20.0 million. The Company utilizes interest rate swaps to manage the risk associated with interest rate changes. Under the terms of the swap agreement, the Company receives payments based on the weekly average rate on three month U.S. Treasury bills in exchange for payments based on a fixed rate. The swap has a maturity of 2 years. This swap is intended to reduce the impact on net interest income from a rise in interest rates. This swap has been designated as a cash flow hedge of the variable cash flows associated with interest expense on the Treasury Index deposit accounts. As of June 30, 2002, the Company was receiving a variable rate of 1.712% and paying a fixed rate of 4.10% on this swap. The fair value of the swap of $424,250 was recorded as a liability with changes in the fair value recorded in accumulated other comprehensive income.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

            None

Item 2. Changes in Securities and Use of Proceeds

            None


Item 3.    Defaults Upon Senior Securities

            None

Item 4.   Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of shareholders on May 22, 2002 (the "Meeting"). At this Meeting, only one proposal was submitted to the shareholders, which was approved at the Meeting. The proposal submitted to shareholders and the tabulation of votes for the proposal is as follows:
1.	Election of one candidate to the board of directors.
	The number of votes cast with respect to this matter is as follows:
	Nominee	For	Withheld
	Paul R. Corcoran, Jr.	4,823,574	18,309

Item 5.   Other Information

      The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended June 30, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.1.

Item 6.   Reports on Form 8-K

      On May 15, 2002, the Company filed a Current Report on Form 8-K announcing a change in its independent accountants. This report was amended on May 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Port Financial Corp. (Registrant)
By: /s/ James B. Keegan James B. Keegan Chairman and Chief Executive Officer
By: /s/ Charles Jeffrey Charles Jeffrey Senior Vice President and Chief Financial Officer

August 8, 2002
