Form 10-Q
period 2002-09-30
PORT FINANCIAL CORP
filed 2002-11-14
CIK 1099517

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_____________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at November 8, 2002
Common Stock, Par value $.01	5,278,167


TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements of Port Financial Corp.
Consolidated Balance Sheets (Unaudited) - September 30, 2002 and December 31, 2001
Consolidated Statements of Operations (Unaudited) - Three months ended September 30, 2002 and September 30, 2001
Consolidated Statements of Operations (Unaudited) - Nine months ended September 30, 2002 and September 30, 2001
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) Nine months ended September 30, 2002 and September 30, 2001
Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2002 and September 30, 2001
Notes to Unaudited Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II -- OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Reports on Form 8-K
Signatures


Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Port Financial Corp. Consolidated Balance Sheets (Dollars in Thousands, Except Share Amounts)

	September 30,	December 31,
	2002	2001
	(Unaudited)

ASSETS
Cash and due from banks	$ 13,004	$ 14,170
Federal funds sold	53,565	12,825
Other interest bearing cash equivalents	9,927	9,249
Total cash and cash equivalents	76,496	36,244

Certificates of deposit	2,227	2,126
Investment securities held to maturity, at amortized cost
(Fair value of $45,574 in 2002 and $14,625 in 2001)	44,820	14,444
Investment securities available for sale, at fair value	420,020	265,495
Federal Home Loan Bank Stock, at cost	8,037	6,273
Savings Bank Life Insurance Stock, at cost	1,934	1,934
Loans held for sale	6,554	1,571
Loans, net (Allowance for loan losses for $9,951 in 2002
and $9,321 in 2001)	848,092	774,649
Banking premises and equipment, net	23,230	23,430
Accrued interest receivable	6,756	5,452
Other assets	5,468	6,592
Total assets	$ 1,443,634	$ 1,138,210
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$ 1,150,951	$ 884,529
Mortgagors' escrow payments	4,780	3,990
Federal Home Loan Bank advances	157,381	115,249
Accrued expenses and other liabilities	13,482	11,044
Total liabilities	1,326,594	1,014,812

Commitments and Contingencies (Note 2 and 8)

Stockholders' Equity:
Preferred stock, $ .01 par value-
Authorized - 5,000,000 shares
Issued and outstanding - no shares	-	-

Port Financial Corp. Consolidated Balance Sheets (Dollars in Thousands, Except Share Amounts)

	September 30,	December 31,
	2002	2001
	(Unaudited)

Common stock, $0.01 par value -
Authorized - 30,000,000 shares
Issued - 7,442,818 shares at September 30, 2002
and December 31, 2001; shares outstanding
5,272,867 and 5,803,606 in 2002 and 2001, respectively	74	74
Additional paid-in capital	71,591	70,879
Treasury stock, at cost - 2,169,951 and 1,639,212 shares	(54,369)	(35,095)
Unearned compensation - Recognition and Retention Plan	(2,768)	(3,339)
Unearned compensation - ESOP	(6,838)	(7,026)
Retained earnings	98,932	91,652
Accumulated other comprehensive income	10,418	6,253
Total stockholders' equity	117,040	123,398
Total liabilities and stockholders' equity	$ 1,443,634	$ 1,138,210

See the accompanying notes to the unaudited consolidated financial statements.

Port Financial Corp. Consolidated Statements of Operations (Dollars in Thousands Except Share and Per Share Amounts) (Unaudited)

	Three Months Ended September 30,
	2002	2001

Interest and dividend income:
Interest on loans	$ 14,842	$ 12,967
Interest and dividends on investment securities	6,205	4,076
Interest on other cash equivalents	148	176
Interest on certificates of deposit	34	33
Total interest and dividend income	21,229	17,252

Interest expense:
Interest on deposits	8,108	7,489
Interest on borrowed funds	1,771	927
Total interest expense	9,879	8,416

Net interest income	11,350	8,836

Provision for loan losses	50	325

Noninterest income:
Customer service fees	391	316
Gain on sale of investment securities	-	374
Gain on sale of loans, net	377	209
Loan servicing fee income	64	100
Other income	451	450
Total noninterest income	1,283	1,449

Noninterest expense:
Compensation and employee benefits	4,440	3,637
Occupancy and equipment expense	974	780
Data processing service fees	466	500
Marketing and investor relations	216	388
Other noninterest expense	900	831
Total noninterest expenses	6,996	6,136
Income before provision for income taxes	5,587	3,824
Provision for income taxes	2,082	1,299
Net income	$ 3,505	$ 2,525

Earnings per share:
Basic	$ 0.75	$ 0.44
Diluted	$ 0.71	$ 0.43

Weighted average shares outstanding:
Basic	4,667,430	5,792,090
Diluted	4,940,058	5,929,500

See the accompanying notes to the unaudited consolidated financial statements

Port Financial Corp. Consolidated Statements of Operations (Dollars in Thousands Except Share and Per Share Amounts) (Unaudited)

	Nine Months Ended September 30,
	2002	2001

Interest and dividend income:
Interest on loans	$ 44,131	$ 39,497
Interest and dividends on investment securities	15,664	10,256
Interest on other cash equivalents	311	1,534
Interest on certificates of deposit	101	97
Total interest and dividend income	60,207	51,384

Interest expense:
Interest on deposits	22,163	24,209
Interest on borrowed funds	5,078	2,161
Total interest expense	27,241	26,370

Net interest income	32,966	25,014

Provision for loan losses	575	725

Noninterest income:
Customer service fees	1,097	920
Gain on sale of investment securities	72	374
Gain on sale of loans, net	713	542
Loan servicing fee income	215	324
Gain on pension plan termination	47	-
Gain on sale of deposits	-	529
Other income	1,492	1,301
Total noninterest income	3,636	3,990

Noninterest expense:
Compensation and employee benefits	12,846	10,688
Occupancy and equipment expense	2,836	2,456
Data processing service fees	1,540	1,512
Marketing and investor relations	1,181	951
Other noninterest expense	2,919	2,719
Total noninterest expenses	21,322	18,326
Income before provision for income taxes	14,705	9,953
Provision for income taxes	5,404	3,409
Net income	$ 9,301	$ 6,544

Earnings per share:
Basic	$ 1.93	$ 1.05
Diluted	$ 1.84	$ 1.04

Weighted average shares outstanding:
Basic	4,826,668	6,235,986
Diluted	5,065,596	6,316,763

See the accompanying notes to the unaudited consolidated financial statements

Port Financial Corp.
Consolidated Statement of Changes in Stockholders' Equity
For The Nine Months Ending September 30, 2002 and 2001
(In Thousands)
(Unaudited)

						Accumulated
		Additional		Unearned		Other
	Common	Paid-In	Treasury	Compensation	Retained	Comprehensive		Comprehensive
	Stock	Capital	Stock	ESOP/RRP	Earnings	Income	Total	Income

Balance at December 31, 2000	$74	$76,284	$ -	$(11,581)	$82,750	$4,526	$152,053

Net income	-	-	-	-	6,544	-	6,544	6,544
Change in unrealized gain on securities
Available for sale, net of taxes $2,067	-	-	-	-	-	3,375	3,375	3,375
Change in fair market value of swap
Agreement, net of taxes $ (179)	-	-	-	-	-	(258)	(258)	(258)
Purchase of RRP stock	-	(5,453)	-	-	-	-	(5,453)	-
Purchase of treasury stock	-	-	(28,246)	-	-	-	(28,246)	-
Net forfeiture of RRP awards	-	(92)	-	92	-	-	-	-
Amortization of unearned compensation	-	109	-	840	-	-	949	-
Cash dividends - $.17 per share	-	-	-	-	(1,080)	-	(1,080)	-
Balance at September 30, 2001	$74	$70,848	$(28,246)	$(10,649)	$88,214	$7,643	$127,884	$9,661

Balance at December 31, 2001	$74	$70,879	$(35,095)	$(10,365)	$91,652	$6,253	$123,398

Net income	-	-	-	-	9,301	-	9,301	$9,301
Change in unrealized gain on securities
Available for sale, net of taxes $3,034	-	-	-	-	-	4,322	4,322	4,322
Less reclassification of securities gains
Included in net income, net of taxes $30	-	-	-	-	-	(42)	(42)	(42)
Change in fair market value of swap
Agreement, net of taxes $ (89)	-	-	-	-	-	(115)	(115)	(115)
Purchase of treasury stock	-	-	(19,965)	-	-	-	(19,965)	-
Exercise of stock options	-	(96)	323	-	-	-	227	-
Purchase of treasury stock for Rabbi trust	-	-	368	-	-	-	368	-
Grant of RRP stock awards	-	480	-	(480)	-	-	-	-
Amortization of unearned compensation	-	328	-	1,239	-	-	1,567	-
Cash dividends - $.40 per share	-	-	-	-	(2,021)	-	(2,021)	-
Balance at September 30, 2002	$74	$71,591	$(54,369)	$(9,606)	$98,932	$10,418	$117,040	$13,466

See the accompanying notes to the unaudited consolidated financial statements

Port Financial Corp.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2002	2001

Cash Flows from Operating Activities:
Net income	$ 9,301	$ 6,544
Adjustments to reconcile net income to net cash provided
By operating activities:
Provision for loan losses	575	725
Depreciation and amortization	1,394	1,406
Net gain from sales of available-for-sale investment securities	(72)	(374)
Amortization of premiums on investment securities, net	496	119
Increase in cash surrender value of life insurance policies	(142)	(145)
Gain on loan sales, net	(713)	(542)
Proceeds from sale of loans	53,765	47,439
Loans originated for sale	(58,035)	(46,687)
Amortization of unearned compensation	1,567	949
Increase in other assets	(600)	(600)
Increase in accrued interest receivable	(1,304)	(551)
Increase in prepaid deferred tax provision	(1,254)	(590)
Decrease in deferred loan fees	(572)	(9)
Increase in accrued expenses and other liabilities	2,438	2,446

Net cash provided by operating activities	6,844	10,130

Cash Flows from Investing Activities:
Proceeds from sales, maturities and principal repayments of securities
Available-for-sale	80,059	60,466
Purchases of securities available-for-sale	(227,613)	(160,263)
Proceeds from sales, maturities and principal repayments of securities
Held-to-maturity	10,792	7,624
Purchases of securities held-to-maturity	(41,278)	-
Proceeds from maturities of certificates of deposit	-	109
Purchase of certificates of deposit	(101)	(2,098)
Purchase of FHLB stock	(1,764)	(776)
Purchase of premises and equipment	(1,194)	(1,169)
Loan originations, net	(73,522)	(37,702)
Recoveries of loans previously charged-off	76	60

Net cash used in investing activities	(254,545)	(133,749)

Port Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2002	2001

Cash Flows from Financing Activities:
Increase in certificates of deposit	39,001	13,500
Decrease in certificate of deposits due to sale of branch deposits	-	(5,958)
Increase in demand deposits, NOW accounts and savings accounts	227,421	28,107
Decrease in demand deposits, NOW accounts and savings accounts
due to sale of branch deposits	-	(10,163)
Increase in mortgagors' escrow payments	790	704
Increase in Federal Home Loan Bank advances	42,132	76,847
Exercise of stock options	227	-
Cash dividends	(2,021)	(1,080)
RRP stock purchases	-	(5,453)
Treasury stock purchases	(19,597)	(28,246)

Net cash provided by financing activities	287,953	68,258

Net Increase in Cash and Cash Equivalents	40,252	(55,361)

Cash and Cash Equivalents, beginning of year	36,244	70,267

Cash and Cash Equivalents, end of period	$ 76,496	$ 14,906

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 26,734	$ 26,258
Cash paid for income taxes	$ 6,856	$ 3,408

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year. The Company believes that the disclosures are adequate to make the information presented not misleading. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

2) Commitments
At September 30, 2002, the Company had outstanding commitments to originate loans amounting to approximately $54.0 million, unadvanced funds on construction loans of approximately $123,000 and unadvanced funds on lines of credit amounting to approximately $188.6 million.


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

The following table summarizes the calculation of basic and diluted earnings per share:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(Dollars in thousands, Except Shares and Per Share amounts)

Net income	$ 3,505	$ 2,525	$ 9,301	$ 6,544

Weighted average common shares
outstanding	4,667,430	5,792,090	4,826,668	6,235,986
Dilutive effect of common stock
equivalents	272,628	137,410	238,928	80,777

Weighted average common and
common equivalent shares outstanding	4,940,058	5,929,500	5,065,596	6,316,763

Basic earnings per share	$ .75	$ 0.44	$ 1.93	$ 1.05
Dilutive effect of common stock
equivalents	(0.04)	(0.01)	(0.09)	(0.01)
Diluted earnings per share	$ 0.71	$ 0.43	$ 1.84	$ 1.04

For the three months ended September 30, 2002 and 2001, there were 2,700 and -0- options, and for the nine months ended September 30, 2002 and 2001, there were 15,100 and -0- options, respectively, to purchase shares of common stock, which were excluded from the calculation of diluted earnings per share because the options exercise price was greater than the average market price of the Company's common stock for the period and their inclusion would have been anti-dilutive.

4) Stock Repurchases
During the third quarter of 2002, the Company completed its sixth stock repurchase program by purchasing 56,500 shares at an average price of $38.33 per share. It also announced a seventh 5% repurchase program and, during the third quarter, purchased 235,325 shares at an average price of $38.83 per share. At September 30, 2002, 39,235 shares remain to be purchased under the seventh repurchase program.


5) Loans
The loan portfolio consisted of the following (in thousands):
	September 30,	December 31,
	2002	2001
	(Unaudited)

Real estate loans-
Residential	$ 477,198	$ 411,630
Commercial	283,847	265,854
Home equity lines of credit	84,742	90,105
Construction and land	7,852	11,442
Total real estate loans	853,639	779,031

Commercial	1,387	653

Consumer	3,017	4,286
Total loans	858,043	783,970

Less-Allowance for loan losses	9,951	9,321
Total loans, net	$ 848,092	$ 774,649

6) Deposits
A summary of deposit balances, by type, is as follows (in thousands):
	September 30,	December 31,
	2002	2001
	(Unaudited)

Demand deposit accounts	$ 54,633	$ 54,242
NOW accounts	286,478	112,521
Regular savings accounts	64,596	55,963
Money market accounts	379,126	334,686

Total noncertificate accounts	784,833	557,412

Term certificates-
Term certificates less than $100,000	268,987	249,631
Term certificates of $100,000 and over	97,131	77,486

Total term certificate accounts	366,118	327,117

Total deposits	$ 1,150,951	$ 884,529


7. Real Estate Investment Trust
Prospect Real Estate Investment Corp. ("Prospect"), a subsidiary of the Bank, was established in April 2001 as a Massachusetts-chartered real estate investment trust (the "REIT"). During 2001, the Bank received dividends from Prospect. The Bank filed its 2001 state tax return on September 15, 2002 and, in accordance with the Commonwealth of Massachusetts Tax law, claimed a deduction for the dividends received from Prospect. The positive impact of the REIT dividend received deduction on the Company's 2001 reported net income was approximately $270,000. The additional positive impact on the Company's reported net income for the first nine months of 2002 was approximately $400,000.

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


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

Comparison of Financial Condition at September 30, 2002 and December 31, 2001
Total assets increased by $305.4 million from $1.14 billion at December 31, 2001 to $1.44 billion at September 30, 2002. This growth included an increase in net loans totaling $73.4 million and a net increase in cash, cash equivalents and investment securities totaling $225.3 million. The Company's strategy is to deploy funds generated through its deposit promotions into new loans and, if deposit growth exceeds loan growth, to invest the excess in marketable securities, primarily agency-guaranteed mortgage-backed securities.

Growth in the loan portfolio consisted primarily of loans secured by residential real estate located in the Bank's primary market areas. The residential mortgage portfolio grew by $65.6 million, while the commercial real estate portfolio grew by $18.0 million, and other segments of the portfolio declined by a net $9.5 million. The growth in the residential mortgage portfolio reflects the refinancing demand in a low interest rate environment as well as the strong market for purchasing residential property in the Boston area.

Non-performing assets totaled $514,000 and $133,000 at September 30, 2002 and December 31, 2001, respectively. The September, 2002 figure includes two residential mortgages with a combined balance of $434,000. The remaining balance of non-performing assets at September 30, 2002 consisted of student loans in the amount of $80,000.

The allowance for loan losses was $10.0 million at September 30, 2002, or 1.16% of total loans. This compares to $9.3 million and 1.19% at December 31, 2001. The Company believes that the current allowance for loan losses accurately reflects the size and level of risk in the loan portfolio, although no assurance can be made that future additions to the allowance will not be necessary. The Company continues to apply its consistent, systematic methodology for measuring the adequacy of the allowance for loan losses.

Deposits at September 30, 2002 totaled $1.15 billion, an increase of $266.4 million from $884.5 million at December 31, 2001. This increase included a $174.3 million increase in NOW and demand deposit balances. During the 2002 period, the Bank featured its relationship deposit products, offering a premium rate of 4% on its Money Manager Checking account product, guaranteed through September 30, 2002. Deposit growth also included a $53.1 million increase in savings and money market accounts, and a $39.0 million increase in time deposits. This growth reflects the Company's strategic focus on building deposit relationships, including deposit promotions tied to the opening of the new Brookline branch.

Borrowings from the Federal Home Loan Bank of Boston rose $42.1 million, to $157.4 million at September 30, 2002 from $115.2 million at December 31, 2001. The Company


uses longer term borrowings to manage interest rate risk posed by holding certain loans and investment securities.

The $6.4 million decline in stockholders' equity to $117.0 million at September 30, 2002 from $123.4 million at December 31, 2001 reflects primarily the cost of the Company's stock repurchases, partially offset by increases of $7.3 million in retained earnings and $4.2 million in accumulated other comprehensive income.


The following tables set forth information relating to the Company's financial condition and net interest income at and for the third quarter ending September 30, 2002 and 2001 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates of terms, and fees earned when real estate loans were prepaid or refinanced.

Port Financial Corp.
Average Balance Sheet
For the Third Quarter Ending September 30,
	2002			2001
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest earning assets:
Short term investments(1)	$ 37,758	$ 148	1.56%	$ 19,685	$ 176	3.55%
Certificates of deposit	2,193	34	6.15%	2,071	33	6.32%
Investment securities(2)	451,674	6,205	5.50%	255,849	4,076	6.39%
Loans(3)	863,082	14,842	6.80%	708,133	12,967	7.24%
Total interest earning assets	1,354,707	21,229	6.23%	985,738	17,252	6.96%
Allowance for loan losses	(9,936)			(8,569)
Total noninterest earning assets	55,192			49,448
Total assets	1,399,963			1,026,617

Liabilities and Equity:
Interest bearing liabilities:
NOW accounts	276,364	1,926	2.76%	108,904	559	2.04%
Savings accounts	63,812	181	1.13%	54,005	204	1.50%
Money market deposit accounts	366,325	2,257	2.44%	297,642	2,404	3.20%
Certificate of deposit accounts	364,617	3,744	4.07%	308,847	4,322	5.55%
Total interest bearing deposits	1,071,118	8,108	3.00%	769,398	7,489	3.90%
Borrowed funds	153,804	1,771	4.51%	67,192	927	5.40%
Total interest bearing liabilities	1,224,922	9,879	3.19%	836,590	8,416	3.99%
Noninterest bearing deposits	55,158			48,417
Other noninterest bearing liabilities	8,115			8,241
Total noninterest bearing liabilities	63,273			56,658
Total liabilities	1,288,195			893,248
Stockholders' equity/retained earnings	111,768			133,369
Total liabilities and stockholders'
Equity/retained earnings	$1,399,963			$1,026,617
Net interest income		$11,350			$8,836
Net Interest rate spread (4)			3.04%			2.97%
Net interest margin (5)			3.33%			3.56%
Ratio of average interest-earning assets
to average interest-bearing liabilities			110.54			117.74

(1)	Short term investments includes federal funds sold.
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
	Port Financial Corp.
	Rate/Volume Analysis
	Three Months Ending September 30, 2002
	Net Interest Income Increase/(Decrease)
	Due to
	Volume	Rate	Net
	(In thousands)

Interest earning assets:
Short term investments	$ 469	$ (497)	$ (28)
Certificates of deposit	6	(5)	1
Investment securities	5,654	(3,525)	2,129
Loans	6,344	(4,469)	1,875
Total interest earning assets	12,473	(8,496)	3,977

Interest bearing liabilities:
NOW accounts	1,112	255	1,367
Savings accounts	160	(183)	(23)
Money market deposit accounts	2,157	(2,304)	(147)
Certificate of deposit accounts	3,458	(4,036)	(578)
Borrowed funds	1,809	(965)	844
Total interest bearing liabilities	8,696	(7,233)	1,463

Change in net interest income	$ 3,777	$ (1,263)	$ 2,514


Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

Net income for the quarter ended September 30, 2002 was $3.5 million, or $.71 per diluted share, compared to $2.5 million, or $.43 per diluted share, for the third quarter of 2001. The 2001 period includes an after-tax gain of $221,000 ($.04 per diluted share) from the sale of equity securities.

Interest and Dividend Income
Interest income increased $4.0 million, or 23.1%, to $21.2 million from $17.2 million in the third quarter of 2001. This increase reflected the $369.0 million (37.4%) growth in the average balance of interest-earning assets to $1.4 billion in the third quarter of 2002, from $985.7 million in the comparable 2001 period.

Investment income rose $2.1 million as the average balances of cash, cash equivalents and investment securities in the 2002 period were $214.0 million, or 77.1% higher than the average balances for the third quarter of 2001. The Company has increased its portfolio of mortgage-backed securities, including one-year ARM securities guaranteed by GNMA, funding them with deposits generated by the Company's marketing promotions and branch expansion. The Company also used extended term borrowings from the Federal Home Loan Bank to fund the purchase of long term mortgage-backed securities. The lower interest rate environment reduced the yield on investment securities to 5.50%, 89 basis points lower in the 2002 period compared with the prior year.

Interest on loans increased $1.9 million as the effect of higher average loan balances, which increased $154.9 million over the 2001 quarter, more than offset the impact of a 44 basis point decline in the average yield on loans.

Interest Expense

Total interest expense for the three months ended September 30, 2002 was $9.9 million, up $1.5 million from the same period in 2001. Interest expense on deposit accounts was up $619,000, reflecting higher cost of NOW accounts, which include the promotional Money Manager Checking account product. NOW account interest expense was $1.9 million in the third quarter of 2002, compared to $559,000 in the third quarter of 2001. NOW account balances averaged $276.4 million at a cost of 2.76% in the third quarter of 2002, compared to $108.9 million and 2.04% in the third quarter of 2001. Declining costs of time deposits, reflecting the lower interest rate environment in the 2002 period, partially offset the higher cost of NOW accounts. Time deposit costs were $3.7 million in the third quarter of 2002, down $578,000 from the prior year period. While the average balance of time deposits was $55.8 million higher in the 2002 period, the average cost was 4.07% compared to 5.55% in the third quarter of 2001.

An increase of $86.6 million in the average balance of borrowings, used primarily to fund longer term loans and investment securities, resulted in borrowing expense of $1.8


million compared to $927,000 in the third quarter of 2001. The average cost of borrowings in the 2002 period was 4.51%, down 89 basis points from the previous year.

Net Interest Income
Net interest income increased 28.5%, or $2.5 million, in the third quarter of 2002 as compared to the same period last year. The net interest margin was 3.33%, down from 3.56% in the 2001 quarter. The interest rate spread was 3.04% in the quarter ended September 30, 2002, compared with 2.97% during the same period last year.

Provision for Loan Losses
The Company recorded a provision for loan losses of $50,000 for the quarter ended September 30, 2002 and $325,000 in the same quarter of 2001. The lower provision reflects the slower growth in portfolio loan balances and low levels of non-performing assets during the 2002 period. Although there has been no significant increase in payment delinquencies or non-performing assets, the Company believes that the provision for loan losses is prudent, given weaknesses in the general economic environment.

Non-Interest Income
Non-interest income totaled $1.3 million in the third quarter of 2002, down $166,000 from $1.4 million in the third quarter of 2001, which included a pre-tax $374,000 gain on the sale of equity securities. Excluding this gain in 2001, non-interest income increased $208,000, or 19.4%, compared to the third quarter of 2001. Loan sale gains of $377,000 represents an increase of $168,000 from the 2001 period level of $209,000. These gains are generated from the sale of fixed rate residential mortgages. The Company sells substantially all of its 30-year fixed rate mortgages into the secondary market to reduce interest rate risk. The lower interest rate environment that prevailed in the third quarter of 2002 produced higher volumes of fixed rate mortgage originations. Customer service fees of $391,000 represents an increase $75,000 over the 2001 quarter, largely due to the increased number of checking accounts and fees derived from activity in those accounts.

Non-Interest Expense
Non-interest expense increased $860,000, or 14.0%, to $7.0 million for the third quarter of 2002, compared to $6.1 million in the 2001 period. Compensation expense rose $803,000, reflecting increased costs of stock benefit plans, pension plans, as well as anticipated payments under the Company's short-term incentive plan. Occupancy and equipment expense of $974,000 represents an increase of $194,000 from the prior year period, reflecting primarily increased rent and depreciation expense at the new Brookline branch and the renovated Harvard Square branch.

The annualized expense ratio, the ratio of non-interest expense to average assets, was 1.98% for the three months ended September 30, 2002, compared to 2.37% in the 2001 period.

Provision for Income Taxes
The Company's effective tax rate for the September 30, 2002 quarter was 37.3% as compared to 34.0% for the 2001 period. Higher consolidated taxable income has moved


the Company into a higher federal tax bracket. Also, a larger portion of taxable income is subject to the full 10.5% state tax rate.

The following tables set forth information relating to the Company's financial condition and net interest income at and for the nine months ending September 30, 2002 and 2001 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates of terms, and fees earned when real estate loans were prepaid or refinanced.

Port Financial Corp.
Average Balance Sheet
For the Nine Months Ending September 30,
	2002			2001
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest earning assets:
Short term investments(1)	$ 26,155	$ 311	1.59%	$ 42,627	$ 1,534	4.81%
Certificates of deposit	2,160	101	6.25%	2,074	97	6.25%
Investment securities(2)	367,311	15,664	5.70%	208,119	10,256	6.59%
Loans(3)	840,871	44,131	6.96%	698,764	39,497	7.49%
Total interest earning assets	1,236,497	60,207	6.46%	951,584	51,384	7.17%
Allowance for loan losses	(9,708)			(8,339)
Total noninterest earning assets	54,427			52,301
Total assets	1,281,216			995,546

Liabilities and Equity:
Interest bearing liabilities:
NOW accounts	185,647	3,124	2.25%	82,541	940	1.52%
Savings accounts	61,337	616	1.34%	52,817	659	1.67%
Money market deposit accounts	361,747	6,818	2.52%	311,461	9,513	4.08%
Certificate of deposit accounts	357,863	11,605	4.34%	304,323	13,097	5.75%
Total interest bearing deposits	966,594	22,163	3.07%	751,142	24,209	4.31%
Borrowed funds	136,888	5,078	4.89%	49,070	2,161	5.81%
Total interest bearing liabilities	1,103,482	27,241	3.29%	800,212	26,370	4.40%
Noninterest bearing deposits	53,912			47,785
Other noninterest bearing liabilities	8,177			7,931
Total noninterest bearing liabilities	62,089			55,716
Total liabilities	1,165,571			855,928
Stockholders' equity/retained earnings	115,645			139,618
Total liabilities and stockholders'
Equity/retained earnings	$1,281,216			$995,546
Net interest income		$32,966			$25,014
Net Interest rate spread (4)			3.17%			2.77%
Net interest margin (5)			3.57%			3.52%
Ratio of average interest-earning assets
to average interest-bearing liabilities			112.00			118.85

(1)	Short term investments includes federal funds sold.
(2)	All investment securities that are considered available for sale are carried at market value, while securities that are held to maturity are held at cost.
(3)	Loans are net of deferred loan origination costs (fees).
(4)	Net interest rate spread represents the difference between the weighted average yield on interest earning-assets and the weighted Average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.


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
	Port Financial Corp.
	Rate/Volume Analysis
	Nine Months Ending September 30, 2002
	Net Interest Income Increase/(Decrease)
	Due to
	Volume	Rate	Net
	(In thousands)

Interest earning assets:
Short term investments	$ (448)	$ (775)	$ (1,223)
Certificates of deposit	4	0	4
Investment securities	7,745	(2,337)	5,408
Loans	8,933	(4,299)	4,634
Total interest earning assets	16,234	(7,411)	8,823

Interest bearing liabilities:
NOW accounts	1,577	607	2,184
Savings accounts	137	(180)	(43)
Money market deposit accounts	2,085	(4,780)	(2,695)
Certificate of deposit accounts	2,962	(4,454)	(1,492)
Borrowed funds	3,509	(592)	2,917
Total interest bearing liabilities	10,270	(9,399)	871

Change in net interest income	$ 5,964	$ 1,988	$ 7,952


Comparison of Operating Results for Nine Months Ended September 30, 2002 and 2001

Net income rose $2.8 million, or 42.1%, to $9.3 million for the nine months ended September 30, 2002 from $6.5 million for the first nine months of 2001. Earnings per diluted share were $1.84 for the first nine months of 2002 compared to $1.04 in the 2001 period. The 2001 results include after-tax gains totaling $533,000 from the first-quarter sale of Quincy branch deposits and the sale of equity securities during the third quarter. The 2002 results include an after-tax gain of $42,000 from the second quarter sale of fixed income securities.

Interest and Dividend Income
Interest income was $60.2 million, representing a $8.8 million, or 17.2%, increase over the 2001 results. Growth in the average balance of interest-earning assets totaling $284.9 million was the primary reason for the growth of interest income. Earnings on loans rose $4.6 million, a result of an additional $142.1 million in the average balance of the loan portfolio. The Company's business strategy includes expansion of its loan relationships with residential and commercial property owners in its market area. The yield on loans was 53 basis points lower in the 2002 period, a reflection of the general interest rate environment.

Income from short-term investments and investment securities increased by $4.2 million, the result of higher average investment portfolio balances. Short term investments and investment securities averaged $395.6 million, $142.8 million higher than the 2001 period. The yield on investment securities in the 2002 period was 5.70%, a decrease of 89 basis points from the first nine months of 2001, largely a reflection of the actions taken by the monetary authorities to reduce interest rates throughout 2001.

Interest Expense
Interest expense increased $871,000 to $27.2 million in the first nine months of 2002, primarily because of interest costs on higher balances of borrowings. Interest paid on borrowed funds totaled $5.1 million in the first nine months of 2002 compared to $2.2 million in the 2001 period. Borrowing costs were partially offset by a $2.0 million reduction in interest paid on deposits.

The Company has increased its use of longer term borrowings in order to manage its interest rate risk position as well as to fund the purchase of longer term investment securities. The average balance of borrowings during the 2002 period was $136.9 million compared to $49.1 million in the 2001 period. The average cost of borrowings in 2002 was 4.89% compared to 5.81% in the previous year's first nine months, as a result of the lower interest rate environment in the 2002 period.

Lower average cost of interest-bearing deposits during the nine months ended September 30, 2002 was the primary reason for the decrease in interest paid on deposits. Interest-bearing deposit costs averaged 3.07% in the 2002 period compared to 4.31% last year.


The balance of interest bearing deposits, which averaged $966.6 million in the 2002 period, was $215.5 million above the first nine months of 2001.

Within the deposit category, interest paid on NOW accounts rose $2.2 million. NOW account average balances increased by $103.1 million from $82.5 million in the 2001 period to $185.6 million this year, while the average cost rose from 1.52% in the first nine months of 2001 to 2.25% in the 2002 period. The Money Manager Checking marketing campaign--which commenced in March 2002 and included a promotional rate of 4% guaranteed through September 30, 2002--was the principal reason for this increase.

Interest paid on money market accounts declined $2.7 million as lower rates offset growth in average balances. Money market average balances were $361.7 million in the first nine months of 2002, $50.3 million higher than the 2001 period, reflecting the growth of money market balances that resulted from the Real Savings and Premier Treasury Index money market account promotions carried out throughout much of 2001. The cost of money market deposits averaged 2.52% for the first nine months of 2002, down from 4.08% last year, reflecting the end of the promotional rates on those accounts.

Time deposit interest expense fell $1.5 million from $13.1 million in the first nine months of 2001 to $11.6 million in 2002, as lower rates paid on time deposits offset growth in balances. Time deposit balances averaged $357.9 million in 2002, representing an increase of $53.5 million over the comparable 2001 period, while the cost declined to 4.34% from an average of 5.75% in the first nine months of 2001, a reflection of generally lower market rates prevailing during the 2002 period.

Net Interest Income
The $8.0 million increase in net interest income represents a net interest margin of 3.57%, up 5 basis points from 3.52% in the 2001 period. The interest rate spread was 3.17% in the 2002 period, compared with 2.77% last year.

Provision for Loan Losses
The provision for loan losses of $575,000 in the first nine months of 2002 represents a decrease of $150,000 compared to the 2001 period, reflecting the slower growth in the loan portfolio, and low levels of non-performing assets.

Non-Interest Income
Non-interest income totaled $3.6 million in the 2002 period, down from $4.0 million a year earlier. The 2001 period included non-recurring, pre-tax gains totaling $903,000, while the 2002 results included $119,000 in non-recurring gains. Excluding the effects of these non-recurring items, non-interest income rose $430,000, or 13.9%. Customer service fees rose $177,000, a result of the increased number of transaction accounts. The Company's strategy has focused on attracting more checking account customers. Gains on sales of mortgage loans increased $171,000 to $713,000, as a result of the lower interest rate environment during the first nine months of 2002 that produced a higher level of fixed rate loan activity. The Bank generally sells all fixed rate mortgages, servicing released, into the secondary market. Increase in fees from the sale of investment products was the primary reason for the increase in the other income category.


Non-Interest Expense
Non-interest expense increased $3.0 million, or 16.3%, to $21.3 million in the 2002 period. Compensation expense rose $2.2 million reflecting increased costs of stock benefit plans, pension plans, as well as anticipated payments under the Company's short-term incentive plan. Occupancy and equipment expense of $2.8 million represents an increase of $380,000 from the prior year period, reflecting primarily increased rent and depreciation expense at the new Brookline branch and the Harvard Square branch, which was expanded and renovated during the third quarter of 2001. Marketing expense of $1.2 million represented an increase of $230,000 over the 2001 period, as the Company actively promoted its Money Manager Checking and other retail banking products.

The annualized expense ratios for the nine-month periods were 2.23% in 2002 and 2.46% in 2001.

Provision for Income Taxes
The Company's effective tax rate for the nine months ended September 30, 2002 was 36.7% compared to 34.3% for the same 2001 period. Higher consolidated taxable income has moved the Company into a higher federal tax bracket. Also, a larger portion of taxable income is subject to the full 10.5% state tax rate.


Liquidity and Capital Resources

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank's maximum borrowing capacity from the Federal Home Loan Bank at September 30, 2002 was approximately $175.1 million, net of borrowings that were currently outstanding. In addition, the Bank can enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow the Bank to borrow money, using securities as collateral.

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

At September 30, 2002, the Company exceeded each of the applicable regulatory capital requirements. The Company's leverage Tier 1 capital was $106.6 million, or 14.7% of risk-weighted assets, and 7.6% of average assets. The Company had a risk-based total capital of $119.3 million and a risk-based capital ratio of 16.5%.

See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating and financing activities for the nine month periods ended September 30, 2002 and September 30, 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative information about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2001.

The table below provides quantitative information on market risk as of September 30, 2002. It sets forth the estimated changes in net interest income that would result from a 200 basis point change in interest rates over the applicable twelve-month period.


As of September 30, 2002
(Dollars in thousands)
Changes in Interest Rates (Basis Points)	Net Interest Income	% Change
+200	40,584	-5.58%
0	42,981	-
-200	43,825	1.96%

During 2001, the Company entered into an interest rate swap agreement with a notional value of $20.0 million. The Company utilizes interest rate swaps to manage the risk associated with interest rate changes. Under the terms of the swap agreement, the Company receives payments based on the weekly average rate on three month U.S. Treasury bills in exchange for payments based on a fixed rate. The swap has a maturity of 2 years. This swap is intended to reduce the impact on net interest income from a rise in interest rates. This swap has been designated as a cash flow hedge of the variable cash flows associated with interest expense on the Treasury Index deposit accounts. As of September 30, 2002, the Company was receiving a variable rate of 1.639% and paying a fixed rate of 4.10% on this swap. The fair value of the swap of $615,630 was recorded as a liability with changes in the fair value recorded in accumulated other comprehensive income.

Item 4. Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.


Part II -- OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended September 30, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

      Exhibit 99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

      (b)  Reports on Form 8-K

      None


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
Port Financial Corp. (Registrant)
By: /s/ James B. Keegan James B. Keegan Chairman and Chief Executive Officer
By: /s/ Charles Jeffrey Charles Jeffrey Senior Vice President and Chief Financial Officer

November 8, 2002

CERTIFICATION
I, James Keegan, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Port Financial Corp.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002	/s/ James B. Keegan ________________________________ Chairman and Chief Executive Officer

CERTIFICATION
I, Charles Jeffrey, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Port Financial Corp.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002	/s/ Charles Jeffrey ________________________________ Senior Vice President, Chief Financial Officer and Treasurer
