Form 10-K
period 2002-12-31
PORT FINANCIAL CORP
filed 2003-03-31
CIK 1099517

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
Yes    x    No        .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K [   ].

      Indicate by check mark if whether the registrant is an accelerated Filer (as defined in Rule 12b-2 of the Act).
Yes    x    No        .

      As of June 30, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked price of such stock of $40.09 on the Nasdaq National Market, was $191,677,000. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

      As of March 12, 2003, 5,287,401 shares of Registrant's common stock were outstanding.

Documents Incorporated by Reference

      Part III of Form 10-K - Portions of the Proxy Statement for the Annual Meeting of Stockholders for the year ended December 31, 2002.


PORT FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2002

TABLE OF CONTENTS

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

      Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed. We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

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

      Cambridgeport is a community-oriented bank providing retail and business customers with value-driven products and services to meet customer needs. The Bank offers a wide variety of deposit products, residential mortgage loans, commercial real estate loans, commercial loans and consumer loans to its customers in the cities and towns around Cambridge, Massachusetts. The Bank has a network of eleven full service banking offices and one Telebanking Center. The branch offices are strategically located in cities and towns with a strong base for real estate lending and deposit growth and where community bank competition has been reduced by the consolidating banking industry. As of December 31, 2002 approximately 58% of the Company's total assets were invested in loans. These loans are funded primarily by deposits with some reliance on Federal Home Loan Bank ("FHLB") borrowings. Total deposits amounted to $1.16 billion at December 31, 2002 while FHLB borrowings totaled $175.6 million.

      As of December 31, 2002, $297.2 million of the loan portfolio consisted of commercial real estate and commercial construction loans and $76.8 million consisted of home equity lines of credit. Commercial real estate and commercial construction loans grew by $19.9 while home equity lines of credit decreased $13.3 million compared with December 31, 2001. Non-performing assets were .02% of total assets while the Tier 1 leverage capital ratio was 7.6% on that date.

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


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

      When reviewing a bank's application to engage in certain transactions, including mergers, asset purchases, new branch offices or new automated teller machines, the Division is required to consider a bank's MCRA rating. Such assessment may serve as a basis for the denial of any such application. Cambridgeport's latest MCRA rating, received by letter from the Division dated July 8, 1999 was "satisfactory."

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

At December 31, 2002, the Bank was considered "well-capitalized" under FDIC guidelines.

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


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

      Effective April 1, 2003, the Federal Reserve Board, or FRB, is rescinding its interpretations of Sections 23A and 23B of the FRA and is replacing these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

      Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, will become subject to Regulation W on July 1, 2003. All other covered affiliate transactions become subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

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

      The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. Cambridgeport Bank received a "satisfactory" rating in its CRA examination conducted by the FDIC on October 16, 2002.

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


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

      Section 402 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

Holding Company Regulation

      Port Financial Corp. is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. The Federal Reserve Board has adopted minimum capital adequacy requirements for bank holding companies, measured on a consolidated basis, that are substantially similar to those of the FDIC for Cambridgeport Bank. As of December 31, 2002, Port Financial Corp.'s total capital and Tier 1 capital ratios exceeded these minimum capital requirements.

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


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

      Securities and Exchange Commission Availability of Filings on Company Web Site. Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the Securities and Exchange Commission ("SEC"). The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), 10-Q (Quarterly Report), DEF 14A (Proxy Statement), and Form S-3 and 8-A (Registration Statements. The Company may also file additional forms. The SEC maintains an internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company's website: www.PortFinancial.Net

Change in Control Regulations

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


Federal Securities Law

      The common stock of Port Financial Corp. is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

USA PATRIOT Act

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

      Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:
*

Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Interim final rules implementing Section 352 were issued by the Treasury Department on April 29, 2002. Such rules state that a financial institution is in compliance with Section 352 if it implements and maintains an anti-money laundering program that complies with the anti-money laundering regulations of its federal functional regulator. Port Financial is in compliance with the OTS's anti-money laundering regulations.

*

Pursuant to Section 326, on July 23, 2002 the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued a Proposed Rule that provides for minimum standards with respect to customer identification and verification. On July 23, 2002, the OTS and the other federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers generally. A financial institution's program would also have to contain procedures to verify the identity of customers within a reasonable period of time, generally through the use of the same forms of identity verification currently in use, such as through driver's licenses, passports, credit reports and other similar means.

*

Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Interim rules under Section 312 were issued by the Treasury Department on July 23, 2002. The interim rules state that a due diligence program is reasonable if it comports with existing best practices standards for banks that maintain correspondent accounts for foreign banks and evidences good faith efforts to incorporate due diligence procedures for accounts posing increased risk of money laundering. In addition, an enhanced due diligence program is reasonable if it comports with best practices standards and focuses enhanced due diligence measures on those correspondent accounts posing a particularly high risk of money laundering based on the bank's overall assessment of the risk posed by the foreign correspondent bank. Finally, a private banking due diligence program must be reasonably designed to detect and report money laundering and the existence of proceeds of foreign corruption. Such a program is reasonable if it focuses on those private banking accounts the present a high risk of money laundering.

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

Although we anticipate that we will incur additional expense in complying with the provisions of the USA PATRIOT Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

The Sarbanes-Oxley Act

      On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act's principal legislation includes:

*	the creation of an independent accounting oversight board;

*	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

*	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

*

the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

*	an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors.

*	requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

*	requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not;

*	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

*	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

*	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

*	mandatory disclosure by analysts of potential conflicts of interest; and

*	a range of enhanced penalties for fraud and other violations.

      Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.


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

Personnel

      As of December 31, 2002, the Company had 163 full-time employees and 36 part-time employees. The employees are not represented by a collective bargaining unit.

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


      The Bank's headquarters and its main branch are located at 689 Massachusetts Avenue in Cambridge, in a three-story building owned by the Bank. The building contains approximately 40,000 square feet. An unaffiliated company occupies the upper two floors under a long-term lease. As of December 31, 2002, the Company's properties and leasehold improvements had an aggregate net book value of $20.6 million.
Location	Ownership	Year Opened	Lease or License Expiration (1)

Corporate Headquarters	Owned	2000	-
1380 Soldiers Field Road
Brighton, MA 02135

Bank Headquarters/Main Office:
689 Massachusetts Avenue	Owned	1903	-
Cambridge, MA 02139

Branch Offices:
1751 Massachusetts Avenue	Leased	1978	2013
Lexington, MA 02420

522 Main Street	Leased	1980	2009
Winchester, MA 01890

Harvard Square Office	Leased	1985	2016
1290 Massachusetts Avenue
Cambridge, MA 02139

177 Linden Street	Leased	1994	2008
Wellesley, MA 02482

1243 Centre Street	Leased	1995	2010
Newton, MA 02459

133 Chapel Street	Leased	1995	2015
Needham, MA 02492

860 Massachusetts Avenue	Leased	2000	2015
Arlington, MA 02476

315 Harvard Street	Leased	2002	2016
Brookline, MA 02446

Supermarket Offices:
150 W. Central Street	Leased	1997	2004
Natick, MA 01760

338 Washington Street	Licensed	1997	2008
Westwood, MA 02090

Other general office space:
2150 Washington Street	Leased	1998	2003
Newton, MA 02462 (2)

___________________
(1)	Lease expiration dates assume all options to extend lease terms are exercised.

(2)	This office is currently subleased to an unaffiliated company through the lease term, which expires on September 30, 2003. The Company does not intend to extend this lease after the expiration period.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Port's common stock is traded under the symbol "PORT" on the Nasdaq National Market. At December 31, 2002, its common stock closed at $44.60 per share. At March 12, 2003, there were 5,287,401 shares of Port Financial Corp.'s common stock outstanding, which were held of record by approximately 1,889 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

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

      On January 28, 2003, the Board of Directors of Port Financial Corp. declared a quarterly cash dividend of $.20 per share of common stock, which was paid on February 21, 2002 to shareholders of record on February 7, 2002.

      The table below shows the high and low sales price during the periods indicated as well as dividends declared per share. The information set forth in the table below was provided by the Nasdaq Stock Market. Such information reflects interdealer prices without retail mark-up or mark-down, and may not represent actual transactions.

	Price Range		Dividends
For the Fiscal Year Ended December 31, 2002	High	Low
Fourth Quarter ended December 30, 2002	$45.27	$37.50	$.18
Third Quarter ended September 30, 2002	40.85	35.50	.15
Second Quarter ended June 30, 2002	40.09	30.05	.15
First Quarter ended March 31, 2002	32.68	24.58	.10
	Price Range		Dividends
For the Fiscal Year Ended December 31, 2001	High	Low
Fourth Quarter ended December 30, 2001	$28.39	$22.20	$.07
Third Quarter ended September 30, 2001	23.88	19.92	.07
Second Quarter ended June 30, 2001	20.25	17.75	.05
First Quarter ended March 31, 2001	20.25	17.06	.05


ITEM 6. SELECTED FINANCIAL AND OTHER DATA

      The summary information presented below at or for each of the years presented is derived in part from the consolidated financial statements of Port Financial Corp. The following information is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1.
	At December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Selected Financial Data:

Total assets.	$1,469,265	$1,138,210	$1,004,669	$762,741	$678,087
Loans, net(1)	850,061	776,220	688,205	577,029	496,390
Investment securities available for sale	509,504	265,495	181,196	131,647	144,829
Investment securities held to maturity	39,807	14,444	22,332	-	-
Deposits (2)	1,160,528	888,519	809,822	621,319	568,075
Federal Home Loan Bank advances	175,566	115,249	35,801	55,891	27,066
Stockholders' equity/retained earnings	121,093	123,398	152,053	79,130	76,088
Allowance for loan losses	10,007	9,321	8,059	7,081	6,633
Non-performing assets	361	133	134	128	963

	For the Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Selected Operating Data:

Interest and dividend income	$ 81,358	$ 69,636	$ 62,398	$ 49,971	$ 48,656
Interest expense	36,238	34,748	32,703	25,706	25,880
Net interest income	45,120	34,888	29,695	24,265	22,776
Provision for loan losses	650	1,225	916	740	1,760
Net interest income after provision for	44,470	33,663	28,779	23,525	21,016
loan losses
Total non-interest income	5,396	7,296	2,559	3,059	3,571
Total non-interest expenses	28,336	24,790	22,290	19,620	18,042
Income before provision for income taxes	21,530	16,169	9,048	6,964	6,545
Provision for income taxes	7,951	5,803	3,147	2,190	2,357
Net income	$ 13,579	$ 10,366	$ 5,901	$ 4,774	$ 4,188

Basic earnings per share	$ 2.85	$ 1.74	N/A	N/A	N/A
Diluted earnings per share	$ 2.72	$ 1.71	N/A	N/A	N/A

___________________
(1)	Loans include loans held for sale and are shown net of deferred loan fees and allowance for loan loss.

(2)	Includes mortgagor's escrow payments.

	At or for the Years Ended December 31,
	2002	2001	2000	1999	1998

Selected Financial Ratios and Other Data
Performance Ratios:
Return on average assets	1.03%	1.01%	0.67%	0.67%	0.63%
Return on average equity	11.95	7.69	4.60	6.34	5.93
Average equity to average assets	8.58	13.15	14.65	10.56	10.71
Equity to total assets at end of period	8.24	10.84	15.13	10.37	11.22
Average interest rate spread	3.18	2.89	2.77	2.98	2.94

Net interest margin(3)	3.53	3.56	3.56	3.53	3.56
Average interest-earning assets to average	111.54	117.79	120.10	114.71	115.32
interest-bearing liabilities

Total non-interest expense to average assets	2.14	2.42	2.55	2.76	2.73
Efficiency ratio(4)	56.09	58.77	69.11	71.81	68.64
Dividend payout ratio	21.14	14.12	N/A	N/A	N/A

Regulatory Capital Ratios:
Regulatory Tier 1 leverage capital	7.58	10.56	15.37	10.42	10.66
Tier 1 risk-based capital	15.41	18.33	24.83	17.51	18.74
Total risk-based capital	17.14	20.05	26.50	19.29	20.54

Asset Quality Ratios:
Non-performing loans as a percent of total loans	0.04	0.02	0.02	0.02	0.19
Non-performing assets as a percent of total assets	0.02	0.01	0.01	0.02	0.14
Allowance for loan losses as a percent of total loans	1.18	1.19	1.16	1.21	1.32

Number of:
Full-service offices	11	10	11	10	10
Telebanking Center	1	1	1	1	1
Full-time equivalent employees	180	191	196	193	179

___________________
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)

The efficiency ratio represents the ratio of non-interest expenses divided by the sum of net interest income and non-interest income excluding gains or losses on sales of investments and provision for loan losses.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Years Ended 2002, 2001, and 2000

      The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes and selected statistical information incorporated by reference.

Critical Accounting Policies

      The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 14 of this Form 10-K. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

Allowance for Loan Losses

      The allowance for loan losses is established through a charge to the provision for loan losses, which are made in order to reserve for estimated future loan losses. The allowance for loan losses represents a significant estimate. Therefore, the Company regularly reviews the adequacy of the allowance by assessing such factors as: changes in the mix and size of the loan portfolio; trends in portfolio credit quality including payment delinquencies and loan charge-offs; and other economic conditions or events that may affect a borrower's ability to repay. The Company's methodology with respect to the assessment of the adequacy of the allowance for loan losses is more fully discussed on pages 24-25 of Management's Discussion and Analysis.

Income Taxes

      The Company must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Company's actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgement is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. As of December 31, 2002, there were no valuation allowances set aside against any deferred tax assets.

Interest Income Recognition

      Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless the loans are adequately secured and in the process of collection. Interest is not accrued on other loans when management believes collection is doubtful. All loans considered impaired are nonaccruing. Interest on nonaccruing loans is recognized as payments are actually received and when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all unpaid interest previously accrued is reversed against current-period interest income.

General

      Port's operating results reflect earnings on its investments and the net income of its principal operating subsidiary, Cambridgeport. Cambridgeport's results of operations depend primarily on net interest income. Net interest income is the difference between the income earned on interest-earning assets and the interest paid on interest-bearing liabilities. Interest-earning assets consist of residential mortgage loans including home equity loans, commercial mortgage loans, consumer loans, mortgage-backed securities, other investment securities and interest-bearing cash balances. Interest-bearing liabilities include certificates of deposit, savings, money market and NOW account deposits, and borrowings from the Federal Home Loan Bank of Boston. The Company's operating results also depend on the provision for loan losses, non-interest income, and non-interest expense. Non-interest expense includes salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest income includes service fees and charges.


      Port's results of operations may be affected significantly by economic and competitive conditions in its market area and elsewhere, including government policies, actions of regulatory authorities, and other events that may have an influence on interest rates. Future changes in applicable laws, regulations or government policies may materially impact the Company and the Bank. Furthermore, much of the Bank's loan portfolio is concentrated in loans secured by real estate located in the Boston metropolitan area.

      The Company's total assets increased $331.1 million, or 29.1%, to $1.47 billion at December 31, 2002, from $1.14 billion at December 31, 2001. This asset growth included a $73.8 million increase in net loans and loans held for sale, nearly all of which were secured by residential or commercial real estate. Asset growth also included an increase of $273.5 million in investment securities, including mortgage-backed securities.

      Asset growth was funded by deposits, which rose by $272.0 million, or 30.6%, to $1.16 billion at December 31, 2002, and by an increase in Federal Home Loan Bank borrowings of $60.3 million, or 52.3%. During 2002, the Bank focused its marketing efforts on acquiring new core deposit and loan relationships. The Bank's Money Manager Checking Account marketing campaign began in April, offering a premium-rate checking account to high balance checking account customers. The promotion offered a rate of 4%, guaranteed through September 30, 2002. This promotion was the primary reason for the deposit growth during 2002.

      Total stockholders' equity at December 31, 2002 was $121.1 million, a reduction of $2.3 million from $123.4 million at December 31, 2001. The Company repurchased a total of 593,365 shares during 2002 at a total cost of $21.6 million, which reduced stockholders' equity. The effect of these repurchases on stockholders' equity was partially offset by increases of $10.7 million in retained earnings and $5.0 million in accumulated other comprehensive income.

FINANCIAL CONDITION

Investment Portfolio

      Port's investment policy provides that its investment portfolio be used to limit the Company's exposure to interest rate changes, to generate a favorable return without incurring undue credit risk and to maintain adequate levels of liquidity. Therefore, short and intermediate term government, government agency, and investment grade (rated "A" or better) corporate fixed income securities comprise $538.8 million of the portfolio as of December 31, 2002. Other marketable equity securities of $10.5 million include shares of Cambridge Bancorp, whose principal subsidiary is Cambridge Trust Company. Additional equity holdings include investment in the Federal Home Loan Bank of Boston and the Savings Bank Life Insurance Company.

      The Company believes that the credit quality of the portfolio is high, with 96% of the fixed income portfolio invested in securities issued or guaranteed by U.S. Government Agencies as of December 31, 2002. These include securities that are backed by residential mortgages, which are predominately adjustable-rate mortgages. The mortgage-backed securities portfolio also includes securities backed by 5-year and 7-year balloon mortgages. The entire principal balance of a balloon mortgage is due prior to the completion of the normal 30-year amortization schedule. The remaining 4% of the fixed income portfolio consists of corporate bonds with maturities of less than five years. The amortized cost of the securities that mature or reprice within five years is $81.1 million or 15.1% of the total fixed income securities portfolio.


The following table sets forth the composition of the investment securities portfolio at the dates indicated.
	At December 31,
	2002		2001		2000
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
Federal agency securities	$ 59,127	$ 59,769	$ 24,759	$ 25,358	$ 51,123	$ 51,427
Other debt securities	21,000	21,436	57,039	58,908	66,112	66,859
Mortgage-backed securities	408,228	417,798	171,950	173,012	45,126	45,436
Collateralized Mortgage obligations	-	-	-	-	10,012	10,078
Total investment securities	488,355	499,003	253,748	257,278	172,373	173,800

Marketable equity securities	2,795	10,501	1,645	8,217	1,844	7,396
Total securities available for sale	491,150	509,504	255,393	265,495	174,217	181,196

Investment securities held to maturity:
Federal agency securities	5,000	5,005	12,000	12,042	19,000	19,019
Mortgage-backed securities	34,807	35,605	2,444	2,583	3,332	3,423
Total securities held to maturity	39,807	40,610	14,444	14,625	22,332	22,442

Total securities	$ 530,957	$ 550,114	$ 269,837	$ 280,120	$ 196,549	$ 203,638

Federal Home Loan Bank stock	10,196	10,196	6,273	6,273	4,951	4,951

Savings Bank Life Insurance stock	1,934	1,934	1,934	1,934	1,934	1,934


      The following table sets forth the amortized cost and fair value of mortgage-backed and mortgage-related securities, which are classified as available for sale or held to maturity as of the dates indicated.
	At December 31,
	2002			2001			2000
	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value	Amortized Cost	Percent of Total	Fair Value
	(Dollars in thousands)
Mortgage-backed and mortgage-related
securities available for sale:
Ginnie Mae	$ 71,719	17.57%	$ 72,444	$ 6,991	4.07%	$ 7,054	$10,420	18.90%	$10,351
Fannie Mae	224,548	55.00	231,165	112,495	65.42	113,022	24,032	43.59	24,263
Freddie Mac	111,961	27.43	114,189	52,464	30.51	52,936	10,674	19.36	10,822
Collateralized mortgage obligations	-	-	-	-	-	-	10,012	18.15	10,078
Total mortgage-backed and mortgage-
related securities available for sale	$408,228	100.00%	$417,798	$171,950	100.00%	$173,012	$55,138	100.00%	$55,514

Mortgage-backed and mortgage-related
securities held to maturity:
Fannie Mae	$ 34,807	100.00%	$ 35,605	$ 2,444	100.00%	$ 2,583	$ 3,332	100.00%	$ 3,423
Total mortgage-backed and mortgage-
related securities held to maturity	$ 34,807	100.00%	$ 35,605	$ 2,444	100.00%	$ 2,583	$ 3,332	100.00%	$ 3,423


      The composition and maturities of the investment securities portfolio (debt securities) and the mortgage-backed securities portfolio at December 31, 2002 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.
	One Year or Less	More than One Year Through Five Years		More than Five Years Through Ten Years		More than Ten Years			Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Market Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities
available for sale:
Federal agency securities	$ 5,001	3.24%	$41,126	3.09%	$ 13,000	5.38%	$ -	-%	$ 59,127	$ 59,769	3.60%
Other debt securities	17,007	7.22	3,993	6.33	-	-	-	-	21,000	21,436	7.05
Mortgage-backed securities	608	6.50	8,381	4.81	162,978	4.71	236,261	5.08	408,228	417,798	4.93
Total securities available
for sale	22,616	6.32	53,500	3.60	175,978	4.76	236,261	5.08	488,355	499,003	4.86

Investment securities held to
maturity:
Federal agency securities	5,000	1.68	-	-	-	-	-	-	5,000	5,005	1.68
Mortgage-backed securities	-	-	-	-	24,815	5.06	9,992	4.91	34,807	35,605	5.02
Total securities held to
maturity	5,000	1.68	-	-	24,815	5.06	9,992	4.91	39,807	40,610	4.60

Total	$27,616	5.48%	$53,500	3.60%	$200,793	4.79%	$246,253	5.07%	$528,162	$539,613	4.84%


Loan Portfolio

      The Bank provides one- to-four-family residential first mortgage loans, home equity loans and credit lines, commercial real estate loans, construction loans, consumer loans and commercial business loans. The Bank's loan policy establishes underwriting standards to address the risks of these types of loans, including maximum loan-to-value ratios for various collateral categories. The policy also contains lending authority guidelines by loan type. All commercial real estate must be approved by the Credit Committee, which consists of the Chief Executive Officer, the Executive Vice President, the Chief Financial Officer and two outside members of the Board of Directors. Minutes of the weekly Credit Committee meetings list all approved loans. At its monthly meetings, the Bank's Board of Directors reviews the Credit Committee minutes as well as summaries of all Credit Committee loan approvals. The Bank's lending strategy emphasizes real estate financing, and the importance of staffing key officer, management and director positions with individuals who have many years of commercial and residential lending experience in Eastern Massachusetts, and who are well-known in the marketplace.

      As part of its strategy to limit exposure to interest rate fluctuations, the Bank generally sells most 30-year fixed rate residential loans it originates, and retains most adjustable rate loans and its Express Mortgage loans. Express Mortgages are 10-year and 15-year fully amortizing fixed rate first mortgage loans. At December 31, 2002, the gross loan portfolio totaled $860.1 million, up $74.5 million, or 9.5%, from the 2001 year-end balance of $785.6 million. At the end of 2002, 73.0% of total loans were scheduled to mature or reprice within five years.

      Loans collateralized by real estate represented $856.2 million, or 99.6% of total gross loans at the end of 2002, compared to $780.6 million, or 99.4%, at the end of 2001. Residential first mortgage loans of $482.3 million comprised 56.1% of the December 31, 2002 loan portfolio, up from 52.6% at the end of 2001. Of the total residential mortgage portfolio, $102.5 million represented Express Mortgages at December 31, 2002 compared to a balance of $57.8 million at December 31, 2001. Declining residential mortgage rates during 2002 produced strong demand from homeowners interested in refinancing into fixed rate mortgages, including both Express and 30-year mortgages.

      Commercial real estate and commercial construction loan balances of $297.2 million were up $19.9 million, or 7.2%, over the year-end 2001 balance of $277.3 million. The percentage of the gross loan portfolio represented by commercial real estate and construction loans declined from 35.3% at the end of 2001 to 34.6% at the end of 2002. Within the December 31, 2002 commercial real estate portfolio balance, loans secured by multi-unit residential buildings represent the largest segment, $98.8 million, or 33.8% of the total portfolio, compared to $84.2 million, or 31.7% of the total portfolio balance at December 31, 2001. The next two largest segments, by collateral type, are loans secured by mixed office/retail properties and office buildings, representing 18.1% and 15.5% of the portfolio respectively. Loans secured by hospitality properties declined during 2002, from $16.8 million or 6.3% of the portfolio balance at the end of 2001, to $15.1 million or 5.1% of the portfolio at December 31, 2002. In addition to the pledged collateral, all hospitality loans are fully guaranteed by the property owners, and all are performing.

      Outstanding balances under home equity lines of credit were $76.8 million at December 31, 2002, representing a 14.8% decrease from $90.1 million at December 31, 2001. Home equity lines of credit balances represented 8.9% of total gross loans as of December 31, 2002 compared to 11.5% at year-end 2001. Many home equity customers took advantage of low interest rates during 2002 to combine their home equity outstandings with refinanced first mortgages.

      Loan portfolio balances at the end of 2001 were up $88.0 million, or 12.8%, from the end of 2000. All of the growth was in loans collateralized by real estate.


      The following table presents the composition of the loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.
	At December 31,
	2002		2001		2000		1999		1998
	Amount	Percent Of Total	Amount	Percent of Total	Amount	Percent Of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate loans:
Residential (1)	$482,279	56.07%	$413,201	52.60%	$354,341	50.89%	$297,709	50.97%	$247,205	49.14%
Commercial	292,160	33.97	265,854	33.84	241,325	34.66	212,833	36.44	188,541	37.48
Home equity lines of credit	76,801	8.93	90,105	11.47	82,885	11.90	62,458	10.68	56,502	11.24
Construction and land	5,000	0.58	11,442	1.46	11,458	1.66	3,716	0.64	2,741	0.54
Total real estate loans	$856,240	99.55%	$780,602	99.37%	$690,009	99.10%	$576,716	98.73%	$494,989	98.40%

Other loans:
Commercial	1,078	0.13	653	0.08	1,083	0.16	1,348	0.23	724	0.15
Consumer	2,750	0.32	4,286	0.55	5,172	0.74	6,046	1.04	7,310	1.45
Total other loans	3,828	0.45	4,939	0.63	6,255	0.90	7,394	1.27	8,034	1.60
Total gross loans	860,068	100.00%	785,541	100.00%	696,264	100.00%	584,110	100.00%	503,023	100.00%

Less:
Allowance for loan losses	10,007		9,321		8,059		7,081		6,633
Total loans, net	$850,061		$776,220		$688,205		$577,029		$496,390

_________________________

(1) Includes loans held for sale.


      The following table shows the repricing dates or contractual maturity dates of the Bank's loans as of December 31, 2002. The table does not reflect prepayments or scheduled principal amortization.
	At December 31, 2002
	Residential Loans	Commercial Real Estate	Home Equity Line of Credit	Construction and Land Loans	Commercial Loans	Consumer Loans	Totals
	(In thousands)
Amounts due:
Within one year	$ 30,165	$ 37,002	$76,801	$5,000	$ 388	$2,004	$151,360

After one year:
One to three years	79,445	56,491	-	-	320	676	136,932
Three to five years	195,668	143,335	-	-	55	70	339,128
Five to ten years	55,830	46,117	-	-	315	-	102,262
Ten to twenty years	86,949	8,960	-	-	-	-	95,909
Over twenty years	34,222	255	-	-	-	-	34,477
Total due after one year	452,114	255,158	-	-	690	746	708,708

Total amount due:	$482,279	$292,160	$76,801	$5,000	$1,078	$2,750	$860,068

Less:
Allowance for loan losses							10,007

Loans, net							$850,061

      The following table presents, as of December 31, 2002, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2003 and whether such loans have fixed interest rates or adjustable interest rates.
	Due After December 31, 2003
	Fixed	Adjustable	Total
	(In thousands)
Real Estate Loans
Residential	$159,245	$292,869	$452,114
Commercial	62,220	192,938	255,158
Total real estate loans	221,465	485,807	707,272

Other Loans
Commercial	690	-	690
Consumer	746	-	746
Total other loans	1,436	-	1,436

Total loans	$222,901	$485,807	$708,708


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

      The Company generally stops accruing income when interest or principal payments are 90 days in arrears. It may stop accruing income on certain loans earlier than 90 days, when the collection of contractual interest or principal payments appears to be doubtful. When a loan is designated non-accrual, the Company reverses all unpaid interest that had previously been credited to income. If the Company receives a payment on a non-accrual loan, it may recognize a portion of that payment as interest income if the ultimate collectibility of principal is no longer in doubt. However, such loans would remain on non-accrual status. For a loan to return to accrual status the borrower must have made all past due interest and principal payments, and the full collection of principal and interest must no longer be in doubt.

      At December 31, 2002 and 2001, the Company classified approximately $361,000 and $133,000 respectively as non-accrual loans. The non-accrual loan balance at the end of 2002 included one residential mortgage totaling $283,000, with the remaining balance comprised of consumer loans; all non-accrual loans as of December 31, 2001 were consumer loans.

      Under the Company's loan policy, any non-accrual commercial real estate and commercial loans would be considered impaired. Impaired loans are individually assessed to determine whether the carrying value exceeds the fair value of the collateral or the present value of the cash flow generated from the underlying collateral. Smaller balance homogeneous loans that have been designated as non-accrual, such as residential mortgage loans, are evaluated collectively for impairment.


      The following table presents information regarding non-accrual real estate loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated. If all non-performing loans had been performing in accordance with their original terms and had been outstanding from the earlier of the beginning of the period or origination, the Company would have recorded interest income on these loans of approximately $25,000 for 2002, $14,000 for 2001, and $7,000 for 2000.

	At December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Non-accrual real estate loans
Residential	$283	$ -	$ -	$ 32	$290

Total non-accrual real estate loans	283	-	-	32	290

Other loans:
Commercial	-	-	-	-	-
Consumer	78	133	134	96	-

Total non-accrual other loans	78	133	134	96	-

Total non-accrual real estate and other loans	-	133	134	128	290

Accruing loans delinquent 90 days or more	-	-	-	-	673

Total non-performing loans	361	133	134	128	963

Foreclosed real estate, net	-	-	-	-	-

Total non-performing assets	361	133	134	128	963

Non-performing loans to total loans	0.04%	0.02%	0.02%	0.02%	0.19%

Non-performing assets to total assets	0.02%	0.01%	0.01%	0.02%	0.14%

Allowance for Loan Losses

      The Company maintains an allowance for loan losses through a provision that is charged to income. Management determines the adequacy of the allowance through regular monitoring of the loan portfolio, and quarterly assessments of the loss potential in the portfolio. Although it involves significant uncertainties, this review process takes into account historical loan loss experience, known and inherent risks in the loan portfolio, changes in categories with higher loss potential such as commercial real estate loans and jumbo residential mortgage loans and the estimated values of the underlying collateral. Management also considers the effects on the portfolio and its underlying collateral from economic and market trends. Management's methodology for assessing the adequacy of the allowance includes a review of the components, which include a formula allowance for performing loans and a specific allowance for any identified problem loans. Changes in the volume and concentrations of performing loans affects the formula allowance and the allocation of the allowance among types of loans. Changes in the balance of impaired loans affect the specific allowance.

      The specific allowance incorporates the results of measuring impairment for specifically identified problem loans in accordance with SFAS No. 114, "Accounting By Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." In accordance with SFAS No.'s 114 and 118, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan's contractual terms. Measurement of impairment is based on the present value of anticipated future cash flows, fair value of collateral, or the loan's observable market price. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as consumer installment and student loans. As of December 31, 2002, the Company had no impaired loans. At December 31, 2002 the


Company identified potential problems loans of $13.9 million not included in non-performing loans. Payments on these loans are all current as of December 31, 2002.

      The formula allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined, loans held for sale and loans that are secured by pledged deposits. Each quarter, the Bank prepares an allowance for loan loss worksheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade. Changes in the mix of loans and the internal loan grades affect the amount of the formula allowance. Loss factors are assigned to each category based on the Bank's assessment of each category's inherent risk. In determining the loss factors to apply to each loan category, the Bank considers historical losses, peer group comparisons, industry data and loss percentages used by banking regulators for similarly graded loans. Because the determination of future loss potential is inherently uncertain, a portion of the formula allowance is not allocated to any loan category. This non-specific reserve is maintained because the analysis of the economy, the business environment, and other external factors is inherently a subjective and imprecise process, and therefore the impact of such external factors on the portfolio can be precisely measured.

      For the fiscal year ended December 31, 2002, the Company increased the allowance for loan losses through a $650,000 provision for loan losses, based on an evaluation process described above. The provision, plus net recoveries totaling $36,000 of previously charged off loans, increased the allowance for loan losses to $10.0 million, from $9.3 million at the end of 2001. At December 31, 2002, the allowance represented 1.18% of total loans, net of loans held for sale and loans secured by cash deposits. This compares to 1.19% at the end of 2001. The $650,000 provision represented a decrease of $575,000 from the 2001 provision of $1.2 million. Management cited several factors in its decision to reduce the provision. First, the total loan growth, not including loans held for sale, of $62.4 million in 2002, was down from growth of $89.3 million the previous year. Second, growth in commercial real estate and construction loans was $19.9 million during 2002 compared to $24.5 million during 2001. Third, the portion of the portfolio representing home equity lines of credit declined by $13.3 million during 2002; during 2001, the home equity lines of credit portfolio grew by $7.2 million. The allowance for loan losses as of December 31, 2002 as a percentage of total loans was 1.18%, essentially unchanged from 1.19% at December 31, 2001.

      The unallocated portion of the allowance was $1.2 million at December 31, 2002, $2.1 million at December 31, 2001 and $1.4 million at December 31, 2000. This represented 11.8% of the total allowance as of December 31, 2002, 22.0% as of December 31, 2001, and 17.9% as of December 31, 2000.

      Although the Company believes that the allowance for loan losses is adequate, future additions may be necessary if economic conditions, real estate values and other factors differ substantially from the current operating environment.


The following table presents the activity in the allowance for loan losses and other ratios at or for the dates indicated.
	At or for Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)

Balance at beginning of year	$ 9,321	$ 8,059	$ 7,081	$ 6,633	$ 4,907

Charge-offs:
Residential	-	(18)	-	-	-
Commercial loans	-	(2)	-	-	-
Consumer loans	(42)	(28)	(38)	(407)	(44)
Total charge-offs	(42)	(48)	(38)	(407)	(44)

Recoveries:
Residential	-	-	-	5	2
Commercial real estate	-	-	-	107	3
Consumer loans	78	85	100	3	5
Total recoveries	78	85	100	115	10

Net (charge-offs) recoveries	36	37	62	(292)	(34)

Provision for loan losses	650	1,225	916	740	1,760

Balance at end of year	$ 10,007	$ 9,321	$ 8,059	$ 7,081	$ 6,633

Total loans receivable (1)	$845,427	$782,666	$694,527	$582,875	$498,194

Average loans outstanding	$846,687	$756,233	$638,438	$533,733	$462,528

Allowance for loan losses as a
Percent of total loans receivable(1)	1.18%	1.19%	1.16%	1.21%	1.33%

Net loans (charged off) recoveries as a
Percent of average loans outstanding	0.00%	0.00%	0.01%	(0.05)%	(0.01)%

(1) Does not include loans held for sale or passbook loans.


The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans indicated
	At December 31,
	2002			2001			2000			1999			1998
Loan Category	Amount	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount	Loan Balances by Category	Percent of Loans in Each Category to Total Loans

Real estate-
mortgages:
Residential(1)	$ 3,910	$545,362	64.51%	$3,171	$501,735	64.11%	$2,823	$436,403	62.85%	$2,352	$360,167	61.83%	$2,014	$299,865	60.24%
Commercial
and land	4,793	297,160	35.15	3,914	277,296	35.43	3,552	252,783	36.41	3,042	216,549	37.17	2,703	191,282	38.42

Commercial loans	17	1,078	0.13	10	653	0.08	17	1,083	0.16	22	1,348	0.23	11	724	0.15
Consumer
loans(2)	103	1,827	0.21	176	2,979	0.38	228	4,031	0.58	297	4,471	0.77	65	5,939	1.19

Unallocated	1,184	-	-	2,050	-	-	1,439	-	-	1,368	-	-	1,840	-	-

Total allowance
for loan losses	$10,007	$845,427	100.00%	$9,321	$782,663	100.00%	$8,059	$694,300	100.00%	$7,081	$582,535	100.00%	$6,633	$497,810	100.00%

_________________________

(1)  Includes home equity lines of credit, excludes loans held for sale.

(2)  Excludes passbook loans.


Deposits

      Deposit flows are influenced by a number of factors including general economic conditions, economic conditions in communities served by the Company's branches, the perceived strength of the stock market, prevailing interest rates and competition from other financial institutions. Most of the Company's deposits come from areas surrounding its branch offices. To attract and retain deposits, the Company utilizes a strategy that incorporates competitive pricing with high quality service. It determines deposit rates by evaluating competitors' pricing, the cost of obtaining funds from other sources, rates on U.S. Treasury securities and other related financial instruments.

      Total deposits rose by $272.0 million, or 30.6%, to $1.2 billion at December 31, 2002, from $888.5 million at the end of 2001. During 2002, the Company focused its branch strategy and marketing efforts on acquiring new consumer and small business core deposit relationships. The Money Manager Checking marketing campaign, which was introduced in March, offered a premium rate guaranteed through September 30, 2002. In September the Company introduced the Money Manager Savings account, a money market account available to checking account customers. As the Company reduced the rate on the Money Manager Checking account during the fourth quarter of 2002, many customers moved funds from Money Manager Checking into Money Manager Savings. The promotion was the primary reason for the deposit growth during 2002, which was also a period when customers were moving funds out of the stock market. This included 41.1% growth in NOW account balances, which rose from $112.5 million at December 31, 2001 to $158.7 million at the end of 2002, and 53.3% growth in money market account balances, from $334.7 million at the end of 2001 to $512.9 million at the end of 2002. Another reason for the deposit growth was the addition of a new branch office. In April, 2002 the Company opened a new banking office in Brookline, Massachusetts. At December 31, 2002, the Brookline branch had total deposit balances of $59.8 million.

      Demand deposit balances increased $3.8 million, to $62.1 million at December 31, 2002 from $58.2 million at the end of the previous year. Certificates of Deposit rose $34.7 million, to $361.8 million at the end of 2002 from $327.1 million at December 31, 2001. Savings account balances increased by $9.0 million, to $65.0 million at December 31, 2002 from $56.0 million at December 31, 2001. Balances in savings accounts have remained relatively stable over the past five years, despite market rate fluctuations and higher rate account promotions by Cambridgeport and its competitors.

      Year-end 2001 total deposits of $888.5 million represented an increase of $78.7 million over the December 31, 2000 total of $809.8 million. The growth included $51.7 million in demand and NOW account balances, most of which was in the Money Manager Checking account, and $18.5 million in time deposits.


      The following table sets forth the distribution of deposit accounts, by account type, at the dates indicated.
	At December 31,
	2002			2001			2000
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)

Demand and deposits (1)	$ 62,078	5.35%	0.00%	$ 58,232	6.55%	0.00%	$49,939	6.17%	0.00%
Now deposits	158,748	13.68	0.87	112,521	12.66	1.04	69,101	8.53	0.96
Savings deposits	64,997	5.60	1.00	55,963	6.30	1.49	51,864	6.40	1.79
Money market deposits	512,924	44.20	2.12	334,686	37.67	2.42	330,297	40.79	5.44
Total non-certificate
accounts	798,747	68.83	1.61	561,402	63.18	1.80	501,201	61.89	3.90

Certificate of deposit
Due within 1 year	160,914	13.87	3.20	220,749	24.84	4.88	195,017	24.09	5.73
Over 1 year through 3
years	176,559	15.21	4.21	93,974	10.58	4.69	105,555	13.03	6.35
Over 3 years	24,308	2.09	4.49	12,394	1.40	5.62	8,049	0.99	6.31
Total certificate
accounts	361,781	31.17	3.78	327,117	36.82	4.85	308,621	38.11	5.96

Total	$1,160,528	100.00%	2.29%	$888,519	100.00%	2.92%	$809,822	100.00%	4.69%

___________________

(1)  Includes mortgagor's escrow payments.


      The following table summarizes deposit activity for the periods indicated.
	At December 31,
	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$ 888,519	$809,822	$621,319
Net increase before interest credited (1)	242,678	47,554	157,766
Interest credited	29,331	31,143	30,737
Balance at end of year	$1,160,528	$888,519	$809,822

Total increase in deposit accounts	$272,009	$ 78,697	$188,503

Percentage increase	30.61%	9.72%	30.34%

___________________

(1)  Includes mortgage escrow payments.

      At December 31, 2002, the Bank had $97.9 million in certificates of deposit with balances of over $100,000 and maturing as follows:
Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)

Three months or less	$10,675	2.92%
Over three months through six months	9,119	3.10
Over six months through 12 months	14,879	3.81
Over 12 months	63,243	4.39

Total	$97,916	4.02%

The following table sets forth, by interest rate ranges, information concerning certificates of deposit at December 31, 2002:
At December 31, 2002
Period to Maturity
Interest Rate Change	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percentage of Total
	(Dollars in thousands)
2.00% and below	$ 12,947	$ -	$ -	$ -	$ 12,947	3.58%
2.01% to 3.00%	103,536	12,812	1,761	98	118,207	32.67
3.01% to 4.00%	11,572	21,798	15,180	3,688	52,238	14.44
4.01% to 5.00%	10,191	103,418	2,344	20,008	135,961	37.58
5.01% to 6.00%	5,694	9,829	1,901	514	17,938	4.96
6.01% to 7.00%	16,974	1,047	5,835	-	23,856	6.59
7.01% and above	-	-	634	-	634	0.18

Total	$160,914	$148,904	$27,655	$24,308	$361,781	100.00%


Borrowings

      Deposits are the Company's primary source of funds; however, the Company may also use borrowings and other non-deposit sources of funds in order to acquire specific assets, fund asset growth that exceeds the level of deposits, and manage interest rate risk. Through the Bank, the Company may obtain funds from the Federal Home Loan Bank of Boston. The Bank increased borrowings from the Federal Home Loan Bank by $60.3 million to $175.5 million at December 31, 2002 from $115.2 million at December 31, 2001. These borrowings were sought to take advantage of low interest rates to increase intermediate-term and long-term funding. Included in the 2002 and 2001 figures were $13.1 million and $13.4 million, respectively, representing the remaining outstanding balance of a $14.5 million, 20-year advance used to finance the construction of the Company's administrative center.

      The following table sets forth information concerning balances and interest rates on borrowings from the Federal Home Loan Bank at the dates and for the periods indicated.
	At or for the Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Federal Home Loan Bank advances:

Average balance outstanding	$146,362	$ 66,387	$37,992
Maximum amount outstanding
at any month-end during the period	205,508	117,289	59,266

Balance outstanding at end of the period	175,566	115,249	35,801

Weighted average interest rate
during the period	4.65%	5.42%	5.14%
Weighted average interest rate
at end of period	4.11%	4.91%	6.38%

Stockholders' Equity

      The Company's equity decreased by $2.3 million from $123.4 million at December 31, 2001 to $121.1 million at December 31, 2002. This change resulted primarily from share repurchases during the year, partially offset by increases in retained earnings and accumulated other comprehensive income. During 2002, the Company repurchased 593,365 shares at a total cost of $21.6 million.

      During 2001 the Company repurchased 1,653,712 shares at a total cost of $35.4 million. This was the primary reason for the $28.6 million decrease in total equity at December 31, 2001 compared to December 31, 2000.

      The capital to assets ratios at the end of 2002, 2001 and 2000 were 8.2%, 10.84% and 15.13%, respectively. In every case, the ratios exceeded regulatory requirements.


RESULTS OF OPERATIONS

General

      Port's net income in 2002 was $13.6 million, up $3.2 million from the previous year's net income of $10.4 million, which included non-recurring after-tax gains of $1.7 million ($3.2 million pre-tax). The gains in resulted from the termination of the Company's defined benefit pension plan, the sale of shares in the New York Cash Exchange (NYCE) ATM network, and the sale of deposits at its Quincy branch.

      The primary reason for the growth in net income during 2002 was higher net interest income, which rose 29.2% to $45.1 million from $34.9 million in 2001. The main contributors to this improvement were higher average balances of earning assets and a 102 basis point reduction in the cost of interest-bearing liabilities. Non-interest income totaled $5.4 million in 2002, compared to $7.3 million in 2001. The non-recurring gains mentioned above were included in 2001's non-interest income.

      The Company reduced its provision for loan losses in 2002 to $650,000 compared to $1.2 million in 2001, as non-performing asset and payment delinquencies continued to be minimal. Operating expenses grew by $3.5 million, or 14.3%, in 2002 compared with 2001.

Net Interest Income

      Net interest income increased $10.2 million in 2002 compared to 2001, primarily because of growth in the average balance of earning assets and lower average cost of deposits and borrowings, partially offset by lower yields on assets. The net interest margin--the ratio of net interest income to average earning assets--declined 3 basis points in 2002 compared to the previous year. However, the effect of the lower margin was more than offset by growth in the balance sheet.

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

Interest Income

      Interest and dividend income in 2002 totaled $81.4 million, an increase of 16.8%, compared to 2001. The average balance of earning assets grew $297.4 million, or 30.3%, to $1.28 billion compared to an average earning asset balance of $980.7 million in 2001. Earning asset growth offset the effect of a 73 basis point decline in their average yield, as rates on new loans and investments in 2002 were lower than in the previous year. See the "Average Balance Sheet" and "Rate/Volume Analysis" tables below.

      Interest earned on loans totaled $58.7 million in 2002, up $5.5 million from 2002, as average balance of loans, which was $133.4 million, or 18.7%, higher in 2002. This growth more than offset declining loan yields, which were 52 basis points lower in the 2002 period. Loan portfolio growth during 2002 reflected customer demand for residential and commercial real estate loans in the low interest rate environment that prevailed during the year.

      Interest earned on short term investments, certificates of deposits and investment securities totaled $22.7 million in 2002, an increase of $6.2 million over 2001. The average balance of investment securities was $177.8 million higher in 2002, offsetting the effect of a 100 basis point decline in yield on that portfolio.

      Total interest and dividend income rose $7.2 million in 2001 to $69.6 million, compared to $62.4 million in 2000. The growth in average earning assets mentioned above was the reason for the increase, which was partially offset by a decline of 37 basis points in yield on those assets, from 7.43% in 2000 to 7.06% in 2001. As market interest rates declined during 2001, cash flow from amortization and payoffs of higher yielding loans and securities was redeployed into lower yielding assets.


Interest Expense

      Total interest expense increased by $1.5 million in 2002, to $36.2 million, compared to $34.7 million in 2001. Interest paid on deposits declined by $1.8 million, while interest paid on borrowings rose $3.3 million. The average cost of deposits was 113 basis points lower in 2002 than in the previous year, as Federal Reserve rate reductions during 2001 and 2002 enabled the Company to reduce deposit rates, which more than offset the effect of growth in the average balance of deposits. The average balance of interest bearing deposits rose $233.4 million, to $999.0 million in 2002, compared to an average balance of $765.6 million in 2001. The previously mentioned marketing promotion of the Money Manager Checking and Savings account was a major reason for the growth in NOW account and money market account balances, which averaged $94.6 and $79.3 million respectively higher in 2002 than in 2001. Time deposit balances were also higher in 2002, averaging $359.5 million in 2002 compared to $308.9 million in 2001. In the declining rate environment, some customers opted for the guaranteed yields offered by the Company's time deposit products.

      The average balance of borrowings rose $79.9 million in 2002, as the Company took advantage of low rates to increase its longer term borrowings from the Federal Home Loan Bank of Boston. The average cost of borrowed funds declined by 70 basis points, from 5.35% in 2001 to 4.65% in 2002 reflecting the lower interest rate environment.

      Total interest expense increased by $2.0 million in 2001 compared to 2000. Interest paid on borrowings rose $1.6 million, while interest paid on deposits increased $400,000. Average balances of deposits and borrowings grew 19.7% in 2001 compared with 2000, reflecting the success of the Bank's Real Banking and Premier Banking marketing campaigns, which offered high rate money market accounts for customers who maintained core checking accounts with the Bank. Average money market balances grew 37.3% in 2001, to $315.1 million, compared to $229.5 million in 2000. Average balances of NOW accounts grew 62.9%, to $88.3 million, compared to $54.2 million the previous year. Average balances of Federal Home Loan Bank borrowings also rose during 2001 as the Bank took advantage of low interest rates to increase intermediate and long-term funding, and thus reduce its exposure to rising interest rates. Federal Home Loan Bank borrowings averaged $66.5 million in 2001 compared to $38.1 million in 2000. Lower deposit rates, particularly the reduced cost of money market accounts, largely offset the impact of higher average balances of interest-bearing deposits and borrowings. Two factors explain the lower average cost of money market deposits in 2001, which declined 143 basis points compared with the previous year. First, the promotional rate period on the Real Savings money market account expired on March 31, 2001. The Bank introduced the Real Savings account in June, 2000, to coincide with large bank merger activity in the region. The promotional rate of 6.25% was guaranteed through March 31, 2001. The second cause of lower money market deposit costs were the actions during 2001 taken by the Federal Reserve to lower interest rates. The unprecedented reductions in the Federal Reserve's overnight borrowing rate created an environment in which the Company could reduce rates on all money market accounts to levels significantly below the rates paid in 2000.

      The average cost of borrowings rose by 27 basis points from 5.08% in 2000 to 5.35% in 2001. During 2000, the Company capitalized a portion of the interest paid on the $14.5 million borrowing used to fund construction of the Company's administrative center. The capitalized interest totaled $478,000; had it been included in interest expense, the cost of borrowings during 2000 would have been 6.13%.


      The following tables set forth information relating to Port's financial condition and net interest income at and for the fiscal years ended December 31, 2002, 2001 and 2000, and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates or terms, and fees earned when commercial real estate loans were prepaid or refinanced.
	For the Fiscal Year Ended December 31,
	2002			2001			2000
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:	(Dollars in thousands)
Interest earning assets:
Short term investments(1)	$ 23,725	$ 368	1.55%	$ 37,581	$ 1,648	4.39%	$ 21,304	$ 1,423	6.68%
Certificates of deposit	2,177	135	6.20	2,079	130	6.25	1,539	115	7.47
Investment securities(2)	404,982	22,193	5.48	227,263	14,721	6.48	173,867	11,505	6.62
Loans(3)	846,687	58,662	6.93	713,250	53,137	7.45	638,439	49,355	7.73
Total interest earning assets	1,277,571	81,358	6.33	980,173	69,636	7.06	835,149	62,398	7.43
Allowance for possible loan losses	(9,779)			(8,506)			(7,520)
Total noninterest earning assets	55,647			52,480			47,344
Total assets	1,323,439			1,024,147			874,973
Liabilities and Equity:
Interest bearing liabilities:
NOW accounts	182,861	3,635	1.99	88,260	1,258	1.43	54,174	657	1.21
Savings accounts	62,265	781	1.25	53,351	862	1.62	53,724	1,048	1.95
Money market deposit accounts	394,447	9,741	2.47	315,143	11,757	3.73	229,520	11,834	5.16
Certificate of deposit accounts	359,469	15,174	4.22	308,886	17,266	5.59	319,817	17,198	5.38
Total interest bearing deposits	999,042	29,331	2.94	765,640	31,143	4.07	657,235	30,737	4.68
Borrowed funds	146,376	6,907	4.65	66,465	3,605	5.35	38,135	1,966	5.08
Total interest bearing liabilities	1,145,418	36,238	3.15	832,105	34,748	4.17	695,370	32,703	4.70
Noninterest bearing deposits	55,348			48,633			43,486
Other noninterest bearing liabilities	8,675			8,325			7,733
Total noninterest bearing liabilities	64,023			56,958			51,219
Total liabilities	1,209,441			889,063			746,589
Stockholders' equity/retained earnings	113,998			135,084			128,384

Total liabilities and stockholders'
equity/retained earnings	$1,323,439			$1,024,147			$874,973
Net interest income		$45,120			$34,888			$29,695
Net interest rate spread(4)			3.18			2.89			2.73
Net interest margin(5)			3.53			3.56			3.56
Ratio of average interest earning assets
to average interest bearing liabilities			111.54X			117.79X			120.10X

___________________
(1)	Short-term investments include federal funds sold.

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
	Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 Increase/(Decrease)			Year Ended December 31, 2001 Compared to Year Ended December 31, 2000 Increase/(Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest earning assets:
Short term investments	$ (465)	$(815)	$(1,280)	$ 829	$ (604)	$ 225
Certificates of deposit	6	(1)	5	36	(21)	15
Investment securities	10,037	(2,565)	7,472	3,464	(248)	3,216
Loans	9,426	(3,901)	5,525	5,620	(1,838)	3,782
Total interest earning assets	$19,004	$(7,282)	$11,722	$9,949	$(2,711)	$7,238

Interest bearing liabilities:
NOW accounts	1,741	636	2,377	466	135	601
Savings accounts	133	(214)	(81)	(7)	(179)	(186)
Money market deposit accounts	2,530	(4,546)	(2,016)	3,722	(3,799)	(77)
Certificates of deposit	2,552	(4,644)	(2,092)	(595)	663	68
Borrowed funds	3,817	(515)	3,302	1,535	104	1,639
Total interest bearing liabilities	$10,773	$(9,283)	$ 1,490	$5,121	$(3,076)	$2,045
Change in net interest income	$ 8,236	$ 1,996	$10,232	$4,828	$ 365	$5,193


Provision for Loan Losses

      For the fiscal year ended December 31, 2002, the Company increased the allowance for loan losses through a $650,000 provision for loan losses based on an evaluation of the items discussed above in the section entitled "Allowance for Loan Losses". The $650,000 provision represented a decrease of $575,000 from the 2001 provision of $1.2 million. Management cited several factors in its decision to reduce the provision. First, the total gross loan growth of $74.5 million in 2002 was down from the loan growth of $89.3 million the previous year. Second, growth in commercial real estate and construction loans was $19.9 million during 2002 compared to $24.5 million during 2001. Third, the portion of the portfolio representing home equity lines of credit declined by $13.3 million in 2002. In 2001, the home equity lines of credit portfolio grew by $7.2 million. The allowance for loan losses as of December 31, 2002 as a percentage of total loans was 1.18%, essentially unchanged from 1.19% at December 31, 2001.

      The Company's $1.2 million provision for loan losses in 2001 represented an increase of $309,000 from the 2000 provision expense of $916,000. Management cited several factors in its decision to increase the provision. First, the general economy deteriorated in 2001, as growth slowed from the previous year. Management believed that the impact of the economic slowdown might be felt across all segments of the loan portfolio. Second, the market for commercial real estate deteriorated as vacancy rates rose, rental rates declined, and major companies scaled back expansion plans. Third, the Company downgraded certain commercial real estate loans based on the deteriorating financial condition of tenant occupants. Fourth, the impact of the September 11 attacks on the travel and hospitality industries prompted downgrades within the hospitality sector of the commercial real estate portfolio.

      The unallocated portion of the allowance was $1.2 million at December 31, 2002, $2.1 million at December 31, 2001 and $1.4 million at December 31, 2000. This represented 11.8% of the total allowance as of December 31, 2002, 22.0% as of December 31, 2001, and 17.9% as of December 31, 2000.

      Future provisions for loan losses will continue to be based upon the Company's assessment of the overall loan portfolio and its underlying collateral, the mix of loans within the portfolio, delinquency trends, economic conditions, current and prospective trends in real estate values, and other relevant factors.

Non-interest Income

      Non-interest income includes service fees and charges for bank services, fees from sales of investment products, gains or losses from loan sales, and other income resulting from miscellaneous transactions. Non-interest income totaled $5.4 million in 2002 compared to $7.3 million in 2001, which included $3.2 million pre-tax in non-recurring gains mentioned above. Gains from sales of fixed rate residential mortgages, and revenue from servicing mortgages, totaled $1.7 million in 2002, compared to $1.1 million in 2001. Declining mortgage rates generated higher volumes of 30-year fixed rate mortgages in 2002, which the Company normally sells. Customer service fees increased by $209,000 in 2002, reflecting the growth in the number of demand deposit and NOW accounts as well as activity in those accounts. Fees from sales of insurance and investment products totaled $914,000 in 2002, an increase of $98,000 from 2001. The Company initiated sales of annuities and other investment products in April 2001.

      Non-interest income, excluding non-recurring items, totaled $4.2 million in 2001 compared to $2.7 million in 2000. The 2000 results included a non-recurring loss of $603,000 from the sale of investment securities and a non-recurring gain of $448,000 from the curtailment of the Bank's defined benefit pension plan. The main reasons for the growth in non-interest income in 2001 were increased customer service fees, fees earned from sales of investment products, gains from the sale of fixed rate residential mortgages, and increases in the cash surrender value of life insurance policies. Customer services fees rose $213,000 in 2001 compared with the previous year primarily because of the higher number of transaction accounts, which generate activity-related fees. Fees from investment product sales were $816,000 in 2001 compared to $205,000 in 2000. The Company expanded its wealth management product line during 2001, generating increased fees from sales of annuities and other investment products. Loan sale gains in 2001 were $370,000 higher than in 2000, as declining mortgage rates during 2001 produced more demand for fixed rate mortgages. The cash surrender value of bank-owned life insurance policies increased by $194,000 in 2001 compared to an increase of $10,000 in 2000. During 2000, the Company changed the investments of the insurance policy-related assets from equities to fixed income securities in order to reduce earnings volatility related to stock market performance.

Non-interest Expense

      Total non-interest expense increased $3.5 million, or 14.3%, to $28.3 million in 2002 compared to $24.8 million in 2001. Compensation and benefits expense increased $2.5 million, or 17.3%, to $17.1 million in 2002 from


$14.6 million in 2001. The higher expense in 2002 reflects annual wage adjustments as well as higher costs of short and long-term incentive plans, health and life insurance plans, retirement plans and stock benefit plans. Occupancy costs of $3.8 million in 2002 represented an increase of $511,000 over the previous year, primarily because of added cost from the expanded and renovated Harvard Square branch and the new branch in Brookline. Marketing expense increased $210,000 in 2002, reflecting the cost of the Money Manager Checking marketing campaign mentioned above.

      Total non-interest expense rose $2.5 million in 2001 compared to the 2000 total of $22.3 million. Compensation and benefits expense increased $2.2 million or 17.2% to $14.6 million from $12.4 million in 2000. This increase included $688,000, which was the effect of a full year of expense from the RRP. The RRP expenses commenced following shareholder approval in October 2000. Expenses related to other stock-based benefit plans rose $168,000 in 2001 compared to the previous year, largely because of the increase in the market price of the Company's common stock during 2001. The remaining $1.2 million compensation expense increase was the result of annual wage adjustments and higher commissions paid to mortgage originators and other sales representatives. Transaction account volume and the costs of internet banking services were the main factors leading to an increase of $428,000 in data processing expense, which totaled $2.0 million in 2001 compared to $1.6 million in 2000. Occupancy expense decreased $232,000 in 2001 compared with 2000, as the Company received a full year of rental income from its administrative center tenants in 2001. Rental income is accounted for as an offset to occupancy expense.

Income Taxes

      The 2002 tax provision of $8.0 million represented an effective tax rate of 36.9% in 2002 compared to $5.8 million, or 35.9%, in 2001. Increased earnings in the Bank during 2002 resulted in higher state tax liability than in the previous year.

      In March 2003, the Company announced that it would accrue a liability in the first quarter of 2003 of approximately $840,000, representing an estimate of the additional state tax liability, including interest (net of any federal and state tax deductions associated with such taxes and interest), relating to the deduction for dividends received from its real estate investment trust subsidiary ("REIT") for the 2001 and 2002 fiscal years. The accrued liability is the result of new legislation signed by the Governor of Massachusetts that amended Massachusetts law to expressly disallow the deduction for dividends received from a REIT. This amendment applies retroactively to tax years ending on or after December 31, 1999. As a result of the enactment of this legislation, the Company also ceased recording the tax benefits associated with the dividend received deduction effective for the 2003 tax year and accrued the liability described above.

      The Company believes that this legislation will be challenged, especially the retroactive provisions, on constitutional and other grounds. The Company intends to support such a challenge and defend vigorously its position that the deductibility of dividends received by the Bank from its REIT was fully compliant with Massachusetts law at the time.

      Income tax expense was $3.1 million in 2000, representing an effective tax rate of 34.8%. The higher effective tax rate in 2001 was primarily the result of the Company moving into a higher federal tax bracket.

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

      The Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. Its maximum borrowing capacity from the Federal Home Loan Bank is approximately $152.5 million, net of borrowings that are already outstanding. In addition, the Bank may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow the Bank to borrow using investment securities as collateral.


      Total deposits increased $272.0 million and $78.7 million during the 2002 and 2001, respectively. Time deposit accounts scheduled to mature within one year were $160.9 million at December 31, 2002. Based on the Company's experience and current pricing strategy, it anticipates that a significant portion of these certificates of deposit will remain on deposit. At December 31, 2002, outstanding borrowings from Federal Home Loan Bank were $175.6 million, $60.3 million above the level at December 31, 2001. During 2002, the Bank took advantage of low intermediate and long-term rates, and increased its extended-term borrowings from the Federal Home Loan Bank.

      The Company's primary investing activities are the origination of one- to four-family real estate, and commercial real estate loans, and the purchase of investment securities. During 2002, it originated loans of approximately $526.9 million, and during the previous year it originated loans of approximately $379.6 million. Purchases of investment securities totaled $427.0 million during 2002 and $176.7 million during 2001. At December 31, 2002, Cambridgeport had loan commitments to borrowers of approximately $56.0 million, and available home equity and unadvanced lines of credit of approximately $191.3 million.

      The Company monitors its liquidity position daily and expects to have sufficient funds to meet its current funding commitments.

      At December 31, 2002, Port exceeded each of the applicable regulatory capital requirements. Tier 1 leverage capital was $109.9 million, or 15.4% of risk-weighed assets, and 7.6% of average assets. It had a risk-based total capital of $121.1 million and a risk-based capital ratio of 17.0%.

      The Company does not anticipate any material capital expenditures during calendar year 2003. It does not have any balloon or other payments due on any long-term obligations or any off-balance-sheet items other than the commitments and unused lines of credit noted above and an interest swap agreement.

Contractual Obligations and Commitments

      The following table summarizes the Company's contractual cash obligations and other commitments.
	At December 31, 2002
	Maturity Distribution of Contractual Obligations
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Contractual Obligations:

FHLB Advances	$ 21,485	$36,758	$80,895	$ 36,428	$175,566

	At December 31, 2002
	Time Period of Expiration of Commitments
	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in Thousands)
Commitments:

Commitments to originate loans	$ 56,035	$ -	$ -	$ -	$ 56,035
Unadvanced lines of credit	5,008	21,873	38,910	125,475	191,266
Forward commitments to sell loans	43,374	-	-	-	43,374
Standby letters of credit	28	-	-	-	28

Total commitments	$104,445	$21,873	$38,910	$125,475	$290,703


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. Port is exposed to interest rate risk, which occurs from interest rate volatility. Fluctuations in interest rates may impact both its income and expense on a large portion of assets and liabilities, as well as the market value of all interest-earning assets.

The ongoing monitoring and management of interest rate risk is an important component of the Company's asset/liability management process. This process is governed by policies established by the Board of Directors. The Board reviews these policies annually, and reviews the Company's interest rate risk position quarterly. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Management Committee ("ALCO"), comprised of the Chief Executive Officer, the President, the Chief Financial Officer and various other members of management. ALCO develops strategies based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The primary goal of the interest rate management strategy is to limit fluctuations in net interest income as interest rates rise or fall. ALCO seeks to coordinate asset and liability decisions so that, under changing interest rate scenarios, the Company's net interest income will remain within an acceptable range.

      The Company's lending activities have emphasized one-to-four family and commercial mortgage loans. Its largest source of funds has been deposits, consisting of certificates of deposit, which generally have shorter terms to maturity than the loan portfolio, savings and money market accounts, and transaction accounts. The Company has also funded loan growth with Federal Home Loan Bank advances. It has employed several strategies to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:
*	Selling most 30 year fixed-rate mortgages to the secondary market;

*

Maintaining the diversity of the existing loan portfolio through the origination of commercial and consumer real estate loans, which typically have variable rates and shorter amortization schedules than residential mortgages;

*	Emphasizing investments with short- and intermediate-term maturities of less than ten years, with most maturities or rate resets currently under 5 years; and

*	Entering into interest rate swap agreements, as appropriate, to hedge the Company's interest rate risk.

      Loan repayment activity can be significantly impacted by changes in market interest rates. Prepayment rates vary due to a number of other factors, including regional economic conditions, demographic variables, borrowers' refinancing opportunities, and competition. The Company monitors interest rate sensitivity in order to make timely adjustments to its asset and liability mix and minimize the negative effects of changing rates. The Company uses a simulation model to monitor interest rate risk. The model calculates the net interest income at risk under different interest rate environments. It performs an analysis of changes in net interest income over a two-year period, assuming market interest rates rise or fall 200 basis points in the first twelve months following the current financial statement. The Company also uses the model to simulate other scenarios, altering the modeling assumptions on interest rate changes to include a swing of 400 basis points, and extending the analysis to include a five-year period. The Company's policy objective is to maintain net interest income over a one-year period within 10% of the current level, given a 200 basis point change in market interest rates in either direction.


      The table below sets forth the estimated changes in net interest income that would result from a 200 basis point change in interest rates over the applicable twelve-month period.

For the Fiscal Year Ended December 31, 2003
(Dollars in thousands)
Changes in Interest Rates (Basis Points)	Net Interest Income	% Change
200	42,067	-1.22%
0	42,587	-
-200	43,333	1.75%

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

      At December 31, 2002, based on the assumptions outlined below, the Company's interest-bearing liabilities maturing or repricing within one year exceeded interest-earning assets maturing or repricing within the same period by $75.9 million. This represented a negative cumulative one-year interest rate sensitivity gap of 5.4% of total assets (within the Company's policy limit of 20%) and a ratio of cumulative interest-earning assets maturing or repricing within one year to cumulative interest-bearing liabilities maturing or repricing within one year of 89.3%. The negative gap position could more adversely impact net interest income in a rising rate environment than a positive gap position.

      The following table presents information as of December 31, 2002. It shows the amounts of interest-earning assets and interest-bearing liabilities that reprice or mature in each of the future time periods shown. Except as stated below, the repricing/maturity schedule corresponds with the earlier of the repricing date or the contractual maturity date. The information is also based on the following assumptions:
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


Deposit assumptions, prepayment rates and anticipated call dates can have a significant impact on the estimated interest sensitivity gap. While the Company believes that its assumptions are reasonable, they may not be indicative of actual future deposit activity, mortgage and mortgage-backed securities prepayments, and the actual timing of federal agency calls.
	Amounts Maturing or Repricing as of December 31, 2002
	Less than 3 months	3 to 6 months	6 months to 1 year	1 to 2 years	2 to 3 years	3 to 5 years	> 5 yrs.	Total
	(Dollars in thousands)
Interest earning Assets(1)
Short term investments (2)	$ 5,274	-	-	-	-	-	-	$ 5,274
Certificates of Deposit	2,262	-	-	-	-	-	-	2,262
Investment securities(3)	45,036	$ 18,022	$ 29,153	$ 3,964	-	-	$ 3,877	100,052
Mortgage and asset backed securities(3)	58,720	59,415	114,283	79,257	$ 46,293	$ 42,373	42,694	443,035
Loans(4)	149,343	45,873	106,355	161,228	141,648	193,365	62,256	860,068
Total interest earning assets	260,635	$123,310	$249,791	$244,449	$187,941	$235,738	$108,827	$1,410,691
Interest Bearing Liabilities
NOW accounts(5)	-	-	-	-	-	-	$158,748	$ 158,748
Regular savings accounts	-	-	-	-	-	-	64,997	64,997
Money market accounts(6)	$512,924	-	-	-	-	-	-	512,924
Certificate of deposit accounts	47,922	$ 43,916	$68,542	$149,666	$27,306	$22,429	-	361,781
Borrowed funds	15,137	5,698	15,527	37,598	17,072	53,114	31,420	175,566
Total interest bearing liabilities	$575,983	$ 49,614	$ 84,069	$187,264	$ 44,378	$ 77,543	$255,165	$1,274,016
Interest sensitivity gap	(315,348)	73,696	165,722	57,185	143,563	158,195	(146,338)
Cumulative interest sensitivity gap	(315,348)	(241,652)	(75,930)	(18,745)	124,818	283,013	136,675
Cumulative interest sensitivity gap as a percent of
total assets	-21.46%	-16.45%	-5.17%	-1.28%	8.50%	19.26%	9.30%
Cumulative interest sensitivity gap as a percent
of total interest-earning assets	-22.35%	-17.13%	-5.38%	-1.33%	8.85%	20.06%	9.69%
Cumulative interest-earning assets as a percentage
of cumulative interest bearing liabilities	45.25%	61.37%	89.30%	97.91%	113.26%	127.78%	110.73%

___________________
(1)

Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	Includes interest bearing overnight bank balances and money market mutual funds.

(3)	Debt securities are presented at amortized cost.

(4)	For the purposes of the gap analysis, the allowance for loan losses has been excluded.

(5)	NOW accounts also include Appreciation, Premier and Money Manager checking and are included in the over five year column.

(6)	Treasury Index, Premier Index, Money Manager Savings and Real Savings accounts are included in 3 months or less.


      During 2001, the Company entered into an interest-rate-swap agreement, designated as a "cash flow' hedge, with a notional value of $20.0 million. An interest rate swap is an agreement whereby one party agrees to receive a variable rate of interest on a notional value in exchange for paying a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. The purpose of this swap is to hedge the variability of interest expense payments on Treasury Index deposit accounts attributable to changes in interest rates. Under the terms of the swap agreement, the Company receives payments based on weekly average rate on three month U.S. Treasury bills in exchange for payments based on a fixed rate. The swap has a maturity of 2 years and is not callable. As of December 31, 2002, the Company was receiving a variable rate of 1.207% and paying a fixed rate of 4.10% on this swap. As a result of this interest rate swap, the Company realized interest expense of $492,000 for the year ended December 31, 2002. As of December 31, 2002, the fair value of the swap of $296,000 was recorded as a liability and the change in fair value (net of tax) of $71,000 recorded against accumulated other comprehensive income in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of Port Financial Corp. and Subsidiaries as of December 31, 2002 and 2001 are included in pages F-1 through F-41of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective May 10, 2002, the Audit Committee terminated the engagement of Arthur Andersen LLP ("Andersen") as independent public accountant of Port Financial. Effective as of and on May 28, 2002, based on the recommendation of the Audit Committee, the Board of Directors voted to engage KPMG LLP to serve as the independent auditors for Port Financial for the fiscal year ending December 31, 2002. The decision to change accountants was recommended and approved by the Audit Committee of the Board of Directors of Port Financial.

      During the fiscal years ended December 31, 2002 and 2001 and subsequent interim periods, the financial statements of Port Financial did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Further, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference in connection with their report to the subject matter of the disagreement.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following information included on pages 7 - 15 and 24 of Port Financial Corp.'s Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference: "Election of Directors," "Information as to Nominees and Continuing Directors," "Nominees for Election as Director," "Executive Officers," and " Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

      The following information included on pages 16 through 23 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers--Directors' Compensation," "Executive Compensation," "Employment Agreements," and "Benefits."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following information included on pages 3 through 6 of the Proxy Statement is incorporated herein by reference: "Security Ownership of Certain Beneficial Owners and Management--Principal Stockholders of Port Financial Corp." and "Security Ownership of Management."

      The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2002.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) 1
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	687,022	$18.81	3,700

Equity compensation
plans not approved by
security holders	-	-	-

Total	687,022	$18.81	3,700

___________________
(1)	The number of securities remaining for future issuance under equity compensation plans and also includes 3,700 shares available for issuance under the 2000 Recognition and Retention Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information included on page 24 of the Proxy Statement is incorporated herein by reference: "Compensation of Directors and Executive Officers--Transactions with Certain Related Persons."

ITEM 14. CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission ("SEC") filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect these controls subsequent to the date the Company carried out its evaluation.

      Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	Listed below are all financial statements and exhibits filed as part of this report:

(1)

The consolidated balance sheets of Port Financial Corp. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002, together with the related notes.

(2) Independent auditors reports

(3) Schedules omitted, as they are not applicable.

(4) Exhibits

2.1	Plan of Conversion and Stock Issuance Plan of Cambridgeport Mutual Holding Company (including the Amended and Restated Charter and Bylaws of Cambridgeport Bank)*

3.1	Articles of Organization of Port Financial Corp.*

3.2	Bylaws of Port Financial Corp.*

4.1	Articles of Organization of Port Financial Corp. (See Exhibit 3.1)*

4.2	Bylaws of Port Financial Corp. (See Exhibit 3.2)*

4.3	Form of Stock Certificate of Port Financial Corp.*

10.1	Form of Employee Stock Ownership Plan of Port Financial Corp.*

10.2	Form of ESOP Restoration Plan of Port Financial Corp.*

10.3	Form of Employment Agreement, between James Keegan and Port Financial Corp.*

10.4	Form of Employment Agreement, between Jane Lundquist and Port Financial Corp.*

10.5	Form of Trust Agreement under the Cambridgeport Bank Nonqualified Pension Plans and Supplemental Executive Retirement Plan*

10.6	Form of 1999 Nonqualified Pension Plan of Cambridgeport Bank and Amendment thereto*

10.7	Form of Directors' Emeritus Consultation Plan of Port Financial Corp.*

10.8	Form of Officers' Deferred Compensation Plan of Cambridgeport Bank*

10.9	Long-Term Incentive Plan of Port Financial Corp.*

10.10	Form of Employment Agreement, between Charles Jeffrey and Port Financial Corp.**

10.11	Amendments to the Employee Stock Ownership Plan of Port Financial Corp.

21.1	Subsidiaries of the Registrant*

99.1	Section 302 Certifications

99.2	Section 906 Certifications

___________________
*	Incorporated herein by reference to Registration Statement No. 333-91549 on Form S-1 of Port Financial Corp. filed with the Securities and Exchange Commission on November 23, 1999, as amended.

**	Incorporated herein by reference to Exhibit 10.1 filed on November 14, 2000 on Form 10-Q for the quarter ended September 30, 2000.

***	Incorporated herein by reference to the Exhibit 21.1 filed on March 29, 2001 on the Form 10-K for the fiscal year ended December 31, 2000.

(b)	The Company has not filed any reports on Form 8-K for the quarter ended December 31, 2002.


SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on March 24, 2003.
Port Financial Corp.

/s/ James B. Keegan
By: James B. Keegan
Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.
Name	Title	Date
/s/ James B. Keegan	Director, Chairman of the Board	March 24 , 2003
James B. Keegan	and Chief Executive Officer
(Principal Executive Officer)

/s/ Charles Jeffrey	Senior Vice President, Treasurer	March 24, 2003
Charles Jeffrey	and Chief Financial Officer
(Principal Financial and Accounting
Officer)

/s/ Maliz E. Beams	Director	March 21, 2003
Maliz E. Beams

/s/ Paul R. Corcoran, Jr.	Director	March 21, 2003
Paul R. Corcoran, Jr.

/s/ Daniel C. Crane	Director	March 21, 2003
Daniel C. Crane

/s/ Samuel C. Fleming	Director	March 21, 2003
Samuel C. Fleming

/s/ Thomas J. Galligan III	Director	March 24, 2003
Thomas J. Galligan III

/s/ Robert D. Happ	Director	March 22, 2003
Robert D. Happ

/s/ Jane L. Lundquist	Director and President	March 24, 2003
Jane L. Lundquist

/s/ Frances K. Moseley	Director	March 24, 2003
Frances K. Moseley

/s/ Thomas H. Niles	Director	March 21, 2003
Thomas H. Niles

/s/ Rudolph R. Russo	Director	March 21, 2003
Rudolph R. Russo

/s/ Sandra J. Sucher	Director	March 21, 2003
Sandra J. Sucher


PORT FINANCIAL CORP.

Consolidated Financial Statements
as of December 31, 2002, 2001 and 2000
Together with Independent Auditors' Reports


Page

Independent Auditors' Reports	F-1

Consolidated Balance Sheets as of December 31, 2002
and 2001	F-3

Consolidated Statements of Operations for the Years
Ended December 31, 2002, 2001 and 2000	F-4

Consolidated Statements of Changes in Stockholders'
Equity for the Years Ended December 31, 2002, 2001 and 2000	F-5

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2002, 2001 and 2000	F-7

Notes to Consolidated Financial Statements	F-8-F-38

All schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto.


Independent Auditors' Report

The Board of Directors
Port Financial Corp.:

We have audited the accompanying consolidated balance sheets of Port Financial Corp. and subsidiaries (the Company) as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 consolidated financial statements of the Company were audited by other auditors who have ceased operations. That auditors' report, dated February 22, 2002, was unqualified.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Port Financial Corp. and its subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year ended then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ KPMG LLP

Boston, Massachusetts
January 17, 2003, except as to Note 7,
which is as of March 7, 2003


Independent Auditors' Report

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

/s/ Arthur Andersen LLP
Arthur Andersen LLP

Boston, Massachusetts
February 22, 2002

This report of Independent Certified Public Accountants is a copy of a previously issued Arthur Andersen LLP ("Andersen") report and has not been reissued by Andersen. This inclusion of this previously issued Andersen report is made pursuant to Section 2.02(e) of regulation S-X. Note that this previously issued Andersen report includes references to certain fiscal years which are not required to be presented in the accompanying consolidated financial statements as of and for the years ended December 31, 2002.


PORT FINANCIAL CORP.

Consolidated Balance Sheets

(in thousands, except share data)
	December 31,
Assets	2002	2001

Cash and Cash Equivalents (Note 1):
Cash and due from banks	$ 15,406	$ 14,170
Federal funds sold	-	12,825
Short-term investments	5,259	9,249

Total cash and cash equivalents	20,665	36,244

Certificates of Deposit	2,262	2,126
Investment Securities Held-to-Maturity, at amortized cost (Note 2)	39,807	14,444
Investment Securities Available-for-Sale, at fair value (Notes 2 and 6)	509,504	265,495
Federal Home Loan Bank Stock, at cost (Note 6)	10,196	6,273
Savings Bank Life Insurance Stock, at cost	1,934	1,934
Loans Held for Sale (Note 3)	13,718	1,571
Loans, net of allowance for loan losses of $10,007 and $9,321 in 2002 and 2001
Respectively (Notes 3 and 6)	836,343	774,649
Banking Premises and Equipment, net (Note 4)	22,843	23,430
Accrued Interest Receivable	6,074	5,452
Other Assets (Note 10)	5,919	6,592

Total assets	$1,469,265	$1,138,210

Liabilities and Stockholders' Equity

Liabilities:
Deposits (Note 5)	$1,156,609	$ 884,529
Mortgagors' escrow payments	3,919	3,990
Federal Home Loan Bank advances (Note 6)	175,566	115,249
Accrued expenses and other liabilities (Notes 7 and 10)	12,078	11,044

Total liabilities	1,348,172	1,014,812

Commitments and Contingencies (Notes 7, 8 and 11)

Stockholders' Equity (Note 10):
Preferred stock, $.01 par value. Authorized: 5,000,000 shares;
Outstanding: None	-	-
Common stock, $.01 par value. Authorized: 30,000,000 shares
Issued - 7,442,818 shares as of December 31, 2002 and 2001
Outstanding - 5,257,164 and 5,803,606 shares as of December 31,
2002 and 2001, respectively	74	74
Additional paid-in capital	72,135	70,879
Treasury stock, at cost - 2,185,654 and 1,639,212 as of December 31, 2002
and 2001, respectively	(55,365)	(35,095)
Unearned compensation - Recognition and retention plan	(2,538)	(3,339)
Unearned compensation - ESOP	(6,775)	(7,026)
Retained earnings	102,356	91,652
Accumulated other comprehensive income	11,206	6,253

Total stockholders' equity	121,093	123,398

Total liabilities and stockholders' equity	$1,469,265	$1,138,210

The accompanying notes are an integral part of these consolidated financial statements.


PORT FINANCIAL CORP.

Consolidated Statements of Operations

(in thousands)
	Year Ended December 31,
	2002	2001	2000

Interest and Dividend Income:
Interest on loans	$ 58,662	$ 53,137	$ 49,355
Interest and dividends on investment securities	22,193	14,721	11,505
Interest on other cash equivalents	368	1,648	1,423
Interest on certificates of deposit	135	130	115

Total interest and dividend income	81,358	69,636	62,398

Interest Expense:
Interest on deposits	29,331	31,143	30,737
Interest on borrowed funds	6,907	3,605	1,966

Total interest expense	36,238	34,748	32,703

Net interest income	45,120	34,888	29,695

Provision for Loan Losses (Note 3)	650	1,225	916

Net interest income after provision for loan losses	44,470	33,663	28,779

Noninterest Income:
Customer service fees	1,484	1,275	1,062
Gain (loss) on sales of investment securities, net (Note 2)	72	374	(603)
Mortgage banking revenue	1,720	1,064	770
Gain on pension plan termination/curtailment	47	2,212	448
Gain on sale of deposits	-	529	-
Other income	2,073	1,842	882

Total noninterest income	5,396	7,296	2,559

Noninterest Expenses:
Compensation and employee benefits (Note 10)	17,109	14,580	12,435
Occupancy and equipment expenses (Note 4 and Note 8)	3,833	3,322	3,554
Data processing service fees	2,010	2,016	1,588
Marketing and investor relations	1,400	1,190	1,124
Other noninterest expenses	3,984	3,682	3,589

Total noninterest expenses	28,336	24,790	22,290

Income before provision for income taxes	21,530	16,169	9,048

Provision for Income Taxes (Note 7)	7,951	5,803	3,147

Net income	$ 13,579	$ 10,366	$ 5,901

Weighted Average Shares Outstanding (Notes 1 and 10):
Basic	4,760,836	5,960,006	-
Common stock equivalents	231,974	100,925	-

Diluted	4,992,810	6,060,931	-

Earnings per Share:
Basic	$ 2.85	$ 1.74	Not Meaningful
Diluted	$ 2.72	$ 1.71	Not Meaningful

The accompanying notes are an integral part of these consolidated financial statements.


PORT FINANCIAL CORP.

Consolidated Statements of Changes in Stockholder's Equity
for the Years Ended December 30, 2002, 2001 and 2000

(in thousands, except share data)
						Accumulated
				Unearned		Other
	Common	Additional	Treasury	Compensation	Retained	Comprehensive		Comprehensive
	Stock	Paid-In Capital	Stock	ESOP/RRP	Earnings	Income	Total	Income

Balance, December 31, 1999	-	-	-	-	77,221	1,909	79,130	$ 3,042

Net income	-	-	-	-	5,901	-	5,901	$ 5,901
Issuance of stock less stock offering costs (of $2.6 million)	74	71,746	-	-	-	-	71,820	-
Change in unrealized gains on securities available-for-sale,
net of taxes of $1,273	-	-	-	-	-	2,227	2,227	2,227
Less reclassification of securities gains included in net income,
net of taxes of $213	-	-	-	-	-	390	390	390
ESOP unearned compensation:	-	-	-	-	-	-	-	-
Acquisition of shares	-	-	-	(7,514)	-	-	(7,514)	-
Amortization of unearned compensation	-	50	-	237	-	-	287	-
RRP unearned compensation:	-	-	-	-	-	-	-	-
Grant of RRP stock awards	-	4,488	-	(4,488)	-	-	-	-
Amortization of unearned compensation	-	-	-	184	-	-	184	-
Cash dividend - $0.05 per share	-	-	-	-	(372)	-	(372)	-

Balance, December 31, 2000	74	76,284	-	(11,581)	82,750	4,526	152,053	$ 8,518

Net income	-	-	-	-	10,366	-	10,366	$ 10,366
Change in unrealized gains on securities available-for-sale,
net of taxes of $1,154	-	-	-	-	-	1,970	1,970	1,970
Change in fair market value of swap agreements,
net of taxes ($169)	-	-	-	-	-	(243)	(243)	(243)
Purchase of RRP stock	-	(5,453)	-	-	-	-	(5,453)	-
Purchase of treasury stock	-	-	(35,390)	-	-	-	(35,390)	-
Exercise of stock options	-	(65)	295	-	-	-	230	-
Net forfeiture of RRP awards	-	(82)	-	82	-	-	-	-
Amortization of unearned compensation	-	163	-	1,134	-	-	1,297	-
Cash dividend - $0.24 per share					(1,464)		(1,464)
RRP and Stock Option Tax benefits	-	32	-	-	-	-	32	-

Balance, December 31, 2001	$ 74	$ 70,879	$ (35,095)	$ (10,365)	$ 91,652	$ 6,253	$123,398	$ 12,093


PORT FINANCIAL CORP.

Consolidated Statements of Changes in Stockholder's Equity (Continued)
for the Years Ended December 30, 2002, 2001 and 2000

(in thousands, except share data)
						Accumulated
				Unearned		Other
	Common	Additional	Treasury	Compensation	Retained	Comprehensive		Comprehensive
	Stock	Paid-In Capital	Stock	ESOP/RRP	Earnings	Income	Total	Income

Balance, December 31, 2001	$ 74	$ 70,879	$ (35,095)	$ (10,365)	$ 91,652	$ 6,253	$123,398	$ 12,093
Net income	-	-	-	-	13,579	-	13,579	$ 13,579

Change in unrealized gains on securities available-for-sale, net of taxes of $3,399	-	-	-	-	-	4,924	4,924	4,924
Less reclassification of securities gains included in net income, net of taxes of $30	-	-	-	-	-	(42)	(42)	(42)
Change in fair market value of swap agreements, net of taxes $45	-	-	-	-	-	71	71	71
Purchase of treasury stock	-	-	(21,554)	-	-	-	(21,554)	-
Exercise of stock options	-	(355)	916	-	-	-	561	-
ESOP supplemental	-	-	368	-	-	-	368	-
Grant of RRP stock awards	-	497	-	(497)	-	-		-
Amortization of unearned compensation	-	465	-	1,549	-	-	2,014	-
Cash dividend - $0.58 per share	-	-	-	-	(2,875)	-	(2,875)	-
RRP and Stock Option Tax benefits	-	649	-	-	-	-	649	-

Balance, December 31, 2002	$ 74	$ 72,135	$ (55,365)	$ (9,313)	$102,356	$ 11,206	$121,093	$ 18,532

The accompanying notes are an integral part of these consolidated financial statements.


PORT FINANCIAL CORP.

Consolidated Statements of Cash Flows

(in thousands)
	Years Ended December 31,
	2002	2001	2000

Cash Flows from Operating Activities:
Net income	$ 13,579	$ 10,366	$ 5,901
Adjustments to reconcile net income to net cash
provided by operating activities-
Provision for loan losses	650	1,225	916
Depreciation and amortization	1,865	1,863	1,479
Net (gain) loss from sales of available-for-sale investment securities	(72)	(374)	603
Amortization of premiums on investment securities, net	900	201	156
Increase in cash surrender value	(190)	(194)	(10)
Gain on loan sales, net	(1,153)	(644)	(274)
Proceeds from sale of loans	87,317	54,994	24,761
Loans originated for sale	(98,311)	(55,098)	(25,310)
Amortization of unearned compensation	2,014	1,297	471
(Increase) decrease in other assets	863	(1,579)	1,375
(Increase) decrease in accrued interest receivable	(622)	679	(2,077)
Increase in prepaid deferred tax provision	(466)	(316)	(448)
Decrease in deferred loan fees	(465)	(223)	(112)
Increase (decrease) in accrued expenses and other liabilities	(1,799)	4,051	592

Net cash provided by operating activities	4,110	16,248	7,575

Cash Flows from Investing Activities:
Proceeds from sales, maturities and principal repayment of securities
available-for-sale	145,328	94,408	53,642
Purchase of securities available-for-sale	(381,755)	(175,413)	(99,863)
Proceeds from maturities and principal repayment of securities
held-to-maturity	15,757	7,890	2,653
Purchase of securities held-to-maturity	(41,278)	-	(24,969)
Proceeds from maturities of certificates of deposit	-	109	5,228
Purchase of certificates of deposit	(136)	(2,131)	(183)
Purchase of FHLB stock	(3,923)	(1,322)	(499)
Purchase of premises and equipment	(1,278)	(1,644)	(13,346)
Loan originations, net	(61,957)	(88,353)	(111,847)
Recoveries of loans previously charged-off	78	85	100

Net cash used in investing activities	(329,164)	(166,371)	(189,084)

Cash Flows from Financing Activities:
Increase (decrease) in certificates of deposit	34,664	24,454	(19,811)
Decrease in certificate of deposits due to sale of branch deposits	-	(5,958)	-
Increase in demand deposits, NOW accounts and savings accounts	237,416	70,175	207,544
Decrease in demand deposits, NOW accounts and savings accounts
due to sale of branch deposits	-	(10,163)	-
Increase in mortgagors' escrow payments	(71)	189	770
Increase (decrease) in borrowings	60,317	79,448	(20,090)
Net proceeds on stock offering	-	-	71,820
Exercise of stock options	561	262	-
Cash dividends	(2,875)	(1,464)	(372)
RRP and stock option tax benefits	649	-	-
ESOP purchases	-	-	(7,514)
RRP purchases	-	(5,453)	-
Treasury stock purchases	(21,186)	(35,390)	-

Net cash provided by financing activities	309,475	116,100	232,347

Net (Decrease) Increase in Cash and Cash Equivalents (Note 1)	(15,579)	(34,023)	50,838

Cash and Cash Equivalents, beginning of year	36,244	70,267	19,429

Cash and Cash Equivalents, end of year	$ 20,665	$ 36,244	$ 70,267

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 36,105	$ 34,713	$ 32,488
Cash paid for income taxes	$ 9,556	$ 4,154	$ 3,547

The accompanying notes are an integral part of these consolidated financial statements.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

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

The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries, Cambridgeport Bank (the "Bank") and Brighton Investment Corporation. The Bank has four wholly owned subsidiaries, Temple Investment Corporation, River Investment Corporation, Cambridgeport Insurance Services, Inc. and Prospect Real Estate Investment Corp. Temple Investment Corporation and River Investment Corporation both engage in securities investment activities. Cambridgeport Insurance Services, Inc. was established in April 2000 and intends to provide insurance. Prospect Real Estate Investment Corp. was established in April 2001, and holds certain mortgage loans originated by the Bank as well as mortgage-backed securities. In addition, the Bank is the sole member of Temple Realty, LLC, which owns the Company's administration center. Brighton Investment Corporation also engages in securities investment activities. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation. Such reclassifications have no effect on previously reported consolidated net income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particulary susceptible to significant changes in the near term relate to the determination of the allowance for loan losses.

Statements of Cash Flows

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and overnight deposits with maturities of one day,and investments in the highly liquid Bank Investment Fund.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

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

Loans Held for Sale

Loans held for sale are carried at the lower of the recorded loan balance or market value based on prevailing market conditions and commitments from institutional investors to purchase such loans. There were no adjustments required for unrealized losses at December 31, 2002 and 2001.

Loans, Deferred Fees and the Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, reduced by amounts due to borrowers on unadvanced loans, net deferred loan fees and the allowance for loan losses.

Deferred loan origination fees and certain deferred loan origination costs are amortized over the contractual life of the related loan using the interest method or taken into income at the time the loans are sold. At December 31, 2002 and 2001, the Bank had net deferred loan expenses of approximately $465,000 and net deferred loan fees of approximately $3,000, respectively.

The allowance for loan losses is maintained at a level considered adequate to provide for loan losses. The allowance is increased by provisions charged to operations and realized losses, net of recoveries, are charged directly to the allowance. The allowance for loan losses is evaluated on a regular basis by management. It is based upon management's systematic periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

to significant revision as more information becomes available. Changes in estimates are provided currently in earnings.

Loans are considered impaired when, based upon current information and events, it is probable that the Bank will not be able to collect principal payments, interest and fees according to the contractual terms of the loan agreement. Management considers the payment status, net worth and earnings potential of a borrower, as well as the value and related cash flow derived from the collateral as factors to evaluate whether a loan will be paid in accordance with its contractual terms. The amount judged to be impaired is the difference between the present value of the expected future cash flows discounted at the loan's original contractual effective interest rate and the net carrying amount of the loan. If foreclosure on a collateralized loan is probable, impairment is measured based on the fair value of the collateral, less costs to sell, compared to the carrying value. If appropriate, a valuation reserve is established to recognize the difference between the carrying value and the fair value. Impaired loans are charged off when management believes that the collectibility of the loan's principal is doubtful. The Bank considers nonaccrual loans, except for smaller-balance homogenous consumer installment and student loans, to be impaired. All impaired loans are classified as nonaccrual.

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

Impairment of Long-Lives Assets

The Company reviews long-lived assets, including premises and equipment, for impairment whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. If impairment is determined to exist, any related impairment loss is recognized though a charge to earnings. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Income Taxes

The Company records income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities. Deferred taxes are measured using the enacted tax rates that are expected to be in effect when the amounts related to such temporary differences are realized or settled. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgement is required in determining income tax expense, and deferred


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

tax assets and liabilities. As of December 31, 2002, there were no valuation allowances set aside against any deferred tax assets.

Stock Based Compensation

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

The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 2002 and 2001 using the Black-Scholes option pricing model prescribed by SFAS No. 123 using the following assumptions:

	2002	2001

Risk-free interest rate	3.39%	4.42%
Expected dividend yield	1.4%	1.3%
Expected lives	4 years	4.5years
Expected volatility	62.43%	29.13%
Weighted average fair value of options granted	$18.84	$5.78

Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123, the pro forma net income would have been as follows:

	2002	2001

Net income-
As reported	$ 13,579	$ 10,366
Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	(414)	(328)
Pro forma	$ 13,165	$ 10,038

Basic EPS-
As reported	$ 2.85	$ 1.74
Pro forma	$ 2.77	$ 1.68

Diluted EPS-
As reported	$ 2.72	$ 1.71
Pro forma	$ 2.64	$ 1.66

Earnings per Share

Earnings per share is not presented for the year ended December 31, 2000 because the earnings per share calculation for the period prior to April 11, 2000 (the date of


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

conversion to a stock company) is not meaningful. Prior to April 11, 2000, the Company was a mutual holding company and no stock was outstanding.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period presented. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighed average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if contracts to issue common stock for stock options and stock awards were exercised during the period using the treasury stock method. Options to purchase 32,122 shares of common stock as of December 31, 2002 were excluded from the calculation of diluted EPS because the options exercise price was greater than the average market price of the common shares for the year ended December 31, 2002 and their inclusion would have been anti-dilutive. ESOP shares committed to be released are considered outstanding while unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for either basic or diluted earnings per share calculations. The Bank has previously awarded RRP shares in the years 2000 and 2001 that vest at a rate of 20% per year and RRP shares awarded in 2002 vest at a rate of 25% per year. For purposes of calculating EPS, these vested shares are included in both basic and diluted shares.

Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting at inception of the hedge and on an ongoing basis. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. Also, when a hedged item or derivative is terminated, sold or matures, any remaining value would be recognized in earnings either immediately or over the remaining life of the contract.

During 2001, the Bank entered into an interest rate swap agreement, designated as a cash flow hedge, with a notional value of $20.0 million. The Bank measures the effectiveness of this hedge by modeling the impact on the exposures under various interest rate scenarios. The purpose of this swap is to hedge the variability of interest expense payments on Treasury Index deposit accounts attributable to changes in interest rates. Under the terms of the swap agreement, the Bank receives payments based on weekly average rate on three month U.S. Treasury bills in exchange for payments based on a fixed rate. The swap has a maturity of 2 years and is not callable. As of December 31, 2002, the Bank was receiving a variable rate of


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

1.207% and paying a fixed rate of 4.10% on this swap. The fair value of the swap of $296,000 and $412,000 was recorded as a liability as of December 31, 2002 and 2001, respectively and the change in market value recorded against accumulated other comprehensive income net of tax of $71,000 for the year ended December 31, 2002.

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

Recent Accounting Developments

In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets but does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting Effects on Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145, among other things, addresses financial accounting and reporting of gains and losses from extinquishment of debt. SFAS No. 145 requires gains and losses resulting from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. This statement recinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, "SFAS No.64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements," and amends SFAS No. 13, "Accounting for Leases." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early applications encouraged. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

reporting for costs associated with exit or disposal activities. The statement supersedes Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

(2)  Investment Securities

The amortized cost and fair value of securities classified as available-for-sale at December 31, 2002 and 2001 are as follows (in thousands):

	December 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury and agency
obligations	$ 59,127	$ 642	$ -	$ 59,769
Other bonds and notes	21,000	436	-	21,436
Mortgage-backed securities	408,228	9,668	(98)	417,798

Total debt securities	488,355	10,746	(98)	499,003

Marketable equity securities	2,795	7,706	-	10,051

Total securities available-for-sale	$ 491,150	$ 18,452	$ (98)	$ 509,504

	December 31, 2001
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Treasury and agency
obligations	$ 24,759	$ 652	$ (53)	$ 25,358
Other bonds and notes	57,039	1,869	-	58,908
Mortgage-backed securities	171,950	1,557	(495)	173,012

Total debt securities	253,748	4,078	(548)	257,278

Marketable equity securities	1,645	6,590	(18)	8,217

Total securities available-for-sale	$ 255,393	$ 10,668	$ (566)	$ 265,495


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

A schedule of the maturity distribution of debt securities available-for-sale at December 31, 2002 is as follows (dollars in thousands):

	Amortized	Percent of
	Cost	Total	Fair Value

One year or less	$ 22,616	4.6%	$ 22,878
Over 1 year to 5 years	53,500	11.0	54,097
Over 5 years to 10 years	175,978	36.0	179,850
Over 10 years	236,261	48.4	242,178

Total	$ 488,355	100.0%	$ 499,003

The amortized cost and fair value of securities classified as held-to-maturity at December 31, 2002 and 2001 are as follows (in thousands):

December 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Treasury and agency
obligations	$ 5,000	$ 5	$ -	$ 5,005
Mortgage-backed securities	34,807	798	-	35,605

Total securities
held-to-maturity	$ 39,807	$ 803	$ -	$ 40,610

December 31, 2001
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

U.S. Treasury and agency
obligations	$ 12,000	$ 42	$ -	$ 12,042
Mortgage-backed securities	2,444	139	-	2,583

Total securities
held-to-maturity	$ 14,444	$ 181	$ -	$ 14,625


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

A schedule of the maturity distribution of debt securities held-to-maturity at December 31, 2002 is as follows (dollars in thousands):

	Amortized	Percent of
	Cost	Total	Fair Value

One year or less	$ 5,000	12.6%	$ 5,005
Over 1 year to 5 years	-	0.0	-
Over 5 years to 10 years	24,815	62.3	25,502
Over 10 years	9,992	25.1	10,103

Total	$ 39,807	100.0%	$ 40,610

Actual maturities of mortgage-backed securities may differ from contractual maturities presented because borrowers have the right to prepay obligations without incurring prepayment penalties.

Proceeds from the sales of investment securities and related gross gains and gross losses for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000

Proceeds from sales	$ 3,994	$ 374	$ 35,393

Gross gains	72	374	10

Gross losses	-	-	613

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


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

The Bank's loan portfolio consisted of the following (in thousands):

	December 31,
	2002	2001

Real estate loans-
Residential	$ 468,561	$ 411,630
Commercial	292,160	265,854
Home equity lines of credit	76,801	90,105
Construction and land	5,000	11,442

Total real estate loans	842,522	779,031

Commercial	1,078	653

Consumer	2,750	4,286

Total loans	846,350	783,970

Less - Allowance for loan losses	10,007	9,321

Total loans, net	$ 836,343	$ 774,649

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

The specific allowance incorporates the results of measuring impairment for specifically identified problem loans in accordance with SFAS No. 114, "Accounting By Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." In accordance with SFAS No.'s 114 and 118, the specific allowance reduces the carrying amount of the impaired loans to their estimated fair value. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan's contractual terms. Measurement of impairment is based on the present value of anticipated future cash flows, fair value of collateral, or the loan's observable market price. Measurement of impairment does not apply to large groups of smaller balance homogeneous loans such as consumer


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

installment and student loans. As of December 31, 2002 and 2001, the Company had no impaired loans.

The formula allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined, loans held for sale and loans that are secured by pledged deposits. Each quarter, the Bank prepares an allowance for loan loss worksheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade. Changes in the mix of loans and the internal loan grades affect the amount of the formula allowance. Loss factors are assigned to each category based on the Bank's assessment of each category's inherent risk. In determining the loss factors to apply to each loan category, the Bank considers historical losses, peer group comparisons, industry data and loss percentages used by banking regulators for similarly graded loans. Because the determination of future loss potential is inherently uncertain, a portion of the formula allowance is not allocated to any loan category. This non-specific reserve is maintained because the analysis of the economy, the business environment, and other external factors is inherently a subjective and imprecise process, and therefore the impact of such external factors on the portfolio can be precisely measured.

Nonaccrual loans consisted of the following (in thousands):

	December 31,
	2002	2001

Residential real estate	$ 283	$ -
Consumer loans	78	133

	$ 361	$ 133

If these loans had been paying in accordance with their original contractual terms, approximately $25,000 and $14,000 of additional interest income would have been recorded in 2002 and 2001, respectively. There are no commitments to extend additional credit on these loans.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

An analysis of the allowance for loan losses is as follows (in thousands):

	2002	2001	2000

Balance, beginning of year	$ 9,321	$ 8,059	$ 7,081

Provision for loan losses	650	1,225	916

Charge-offs-
Real estate	-	(18)	-
Commercial	-	(2)	-
Consumer	(42)	(28)	(38)

	(42)	(48)	(38)

Recoveries-
Consumer	78	85	100

	78	85	100

Net (charge-offs)
recoveries	36	37	62

Balance, end of year	$ 10,007	$ 9,321	$ 8,059

In the ordinary course of business, the Bank has granted loans to directors and principal officers at substantially the same terms and conditions as those prevailing at the time of origination for comparable transactions with other borrowers. In the opinion of management, these loans do not involve more than normal risk of collectibility. The aggregate amount of these loans was approximately $650,000 and $400,000 at December 31, 2002 and 2001, respectively. During 2002, there was one loan secured by residential real estate granted for $250,000. None of these loans were on nonaccrual status during 2002 and 2001.

Loans serviced for other investors amounted to approximately $96.7 million and $143.6 million at December 31, 2002 and 2001, respectively. There are no formal recourse provisions related to these loans.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(4)  Banking Premises and Equipment

A summary of the cost and accumulated depreciation and amortization of banking premises and equipment and their estimated useful lives is as follows (in thousands):

	December 31,		Estimated
	2002	2001	Useful Life

Land	$ 2,847	$ 2,847
Banking premises and			30-39 years or
leasehold improvements	21,933	21,277	lease term
Furniture, fixtures and
equipment	4,060	4,012	3-10 years

	28,840	28,136

Less - Accumulated depreciation and amortization	5,997	4,706

	$ 22,843	$ 23,430

Depreciation and amortization expense of banking premises and equipment for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $1,865,000, $1,863,000 and $1,479,000, respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of operations.

(5)  Deposits

A summary of deposit balances, by type, is as follows (in thousands):

	December 31,
	2002	2001

Demand deposit accounts	$ 58,159	$ 54,242
NOW accounts	158,748	112,521
Regular savings accounts	64,997	55,963
Money market accounts	512,924	334,686

Total noncertificate accounts	794,828	557,412

Term certificates-
Term certificates less than $100,000	263,865	249,631
Term certificates of $100,000 and over	97,916	77,486

Total term certificate accounts	361,781	327,117

Total deposits	$ 1,156,609	$ 884,529


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

A schedule of the maturity distribution of term certificates with weighted average interest rates is as follows (dollars in thousands):

	December 31,
	2002		2001
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Within 1 year	$ 160,914	3.20%	$ 220,749	4.88%
Over 1 to 2 years	148,904	4.17	50,650	4.87
Over 2 to 3 years	27,655	4.42	43,324	4.49
Over 3 to 5 years	24,308	4.49	12,394	5.62

	$ 361,781	3.78%	$ 327,117	4.85%

(6)  Federal Home Loan Bank Advances

Federal Home Loan Bank (FHLB) advances are collateralized by a blanket-type pledge agreement on the Bank's FHLB stock, certain qualified investment securities, deposits at the FHLB and first mortgages on residential property. As a member of the FHLB, the Bank is required to invest in stock of the FHLB at an amount equal to 1% of its outstanding first mortgage residential loans, 0.3% of total assets or 5% of its outstanding advances from the FHLB, whichever is higher. As and when such stock is redeemed, the Bank will receive from the FHLB an amount equal to the par value of the stock. The Bank also has access to a preapproved daily line of credit of $11,003,000. Under this line of credit, funds advanced as of December 31, 2002 and December 31, 2001 were $0 and $1,618,000 respectively.

A schedule of the maturity distribution of FHLB advances with weighted average interest rates is as follows (dollars in thousands):

	December 31,
	2002		2001
		Weighted		Weighted
		Average		Average
		Interest		Interest
	Amount	Rate	Amount	Rate

Within 1 year	$ 21,485	2.17%	$ 7,218	4.98%
Over 1 to 5 years	117,653	4.11	30,052	3.92
Over 5 to 10 years	23,308	4.75	64,419	5.10
10 years and over	13,120	6.19	13,560	6.19

	$ 175,566	4.11%	$ 115,249	4.91%

The Bank may be subject to a substantial penalty upon prepayment of FHLB advances.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(7)  Income Taxes

The components of the provision for income taxes for the years ended December 31 are as follows (in thousands):

	2002	2001	2000

Current-Expense
Federal	$ 7,406	$ 5,370	$ 3,204
State	1,011	749	391

Total current	8,417	6,119	3,595

Deferred Benefit-
Federal	(369)	(255)	(384)
State	(97)	(61)	(64)

Total deferred	(466)	(316)	(448)

Total	$ 7,951	$ 5,803	$ 3,147

The difference between the income tax rate computed by applying the statutory federal income tax rate to income before income taxes and the actual effective income tax rate is summarized as follows:

	2002	2001	2000

Statutory rate	35.0%	35.0%	34.0%
Increase (decrease) resulting from-
State taxes, net of federal benefit	2.8	2.8	2.4
Dividends-received deduction	(0.4)	(0.4)	(0.7)
Tax credits	(0.1)	(1.2)	(0.4)
Other, net	(0.4)	(0.3)	(0.5)

	36.9%	35.9%	34.8%

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


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

At December 31, the Bank's net deferred tax asset consisted of the following components (in thousands):

	2002	2001

Deferred Tax Assets-
Allowance for loan losses	$ 4,185	$ 3,899
Supplemental pension	1,486	835
Depreciation	381	381
Net unrealized loss on swap agreement	124	169
Other	646	1,008

	6,822	6,292

Deferred Tax Liabilities-
Net unrealized gain on securities
available-for-sale	6,976	3,607
Limited partnership	2,551	2,446
Other	25	21

	9,552	6,074

Net deferred tax asset (liability)	$ (2,730)	$ 218

At December 31, 2002, the Bank's retained earnings include approximately $4,420,000 of bad debt reserves, representing the base year amount, for which income taxes have not been provided. Since the Bank does not intend to use the suspended bad debt reserve for purposes other than to absorb the losses for which it was established, deferred taxes in the amount of $1,850,000 have not been recorded with respect to such reserve.

In March 2003, the Company announced that it would accrue a liability in the first quarter of 2003 of approximately $840,000, representing an estimate of the additional state tax liability, including interest (net of any federal and state tax deductions associated with such taxes and interest), relating to the deduction for dividends received from its real estate investment trust subsidiary ("REIT") for the 2001 and 2002 fiscal years. The accrued liability is the result of new legislation signed by the Governor of Massachusetts that amended Massachusetts law to expressly disallow the deduction for dividends received from a REIT. This amendment applies retroactively to tax years ending on or after December 31, 1999. As a result of the enactment of this legislation, the Company also ceased recording the tax benefits associated with the dividend received deduction effective for the 2003 tax year and accrued the liability described above.

The Company believes that this legislation will be challenged, especially the retroactive provisions, on constitutional and other grounds. The Company intends to support such a challenge and defend vigorously its position that the deductibility of dividends received by the Bank from its REIT was fully compliant with Massachusetts law at the time.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(8)  Commitments and Contingencies

In the normal course of business, there are outstanding commitments and contingencies that are not reflected in the consolidated financial statements. On April 1, 2002, the Bank entered into a Master Commitment to deliver or sell $5,000,000 in residential mortgage loans to a federal agency on or before March 31, 2003. At December 31,2002 this commitment was primarily fulfilled. The Bank entered into this commitment for continued relationship purposes even though the Bank intends to sell most of its loans servicing released. If the commitment was not fulfilled, a penalty will not have been assessed against the Bank.

The Bank operates branch offices and certain other operations under leases that are classified as operating leases. The leases contain renewal options that guarantee the Bank the right to extend the leases for additional periods and also provide that the Bank shall pay, as additional rent, a proportionate share of any increase in real estate taxes. At December 31, 2002, future minimum lease payments are as follows:

Year ending December 31,
2003	$ 1,117,000
2004	1,074,000
2005	891,000
2006	822,000
2007	685,000
Thereafter	2,454,000

Total minimum lease payments	$ 7,043,000

The operating leases contain renewal options for periods ranging from one to 15 years, the cost of which is not included above. Rental expense amounted to approximately $1,254,000, $963,000 and $1,051,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and is included in occupancy and equipment expenses in the accompanying consolidated statements of operations.

Aggregate reserves (in the form of deposits with the Federal Reserve Bank and vault cash) of $3,215,000 and $4,051,000 were maintained to satisfy regulatory requirements at December 31, 2002 and 2001, respectively.

In the ordinary course of business, the Bank is involved in litigation. Based on its review of current litigation and discussion with legal counsel, management does not expect that the resolution of such matters will have a material adverse effect upon the Bank's consolidated financial condition or results of operations.

(9)  Regulatory Matters

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


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

items, as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the Federal Reserve Bank of Boston relating to the Company classified the Company's capital as satisfactory, and the most recent notification from the FDIC relating to the Bank categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an insured depository institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's and the Bank's actual capital amounts and ratios as of December 31, 2002 and 2001 are also presented in the table.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

As of December 31, 2002

Company (consolidated)-
Total capital (to risk-weighted assets)	$122,280	17.14%	> or = $57,059	> or = 8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	109,883	15.41	28,530	4.0	N/A	N/A
Tier 1 capital (to average assets)	109,883	7.58	57,949	4.0	N/A	N/A
Bank-
Total capital (to risk-weighted assets)	101,125	14.45%	55,999	8.0	> or = $69,999	> or = 10.0%
Tier 1 capital (to risk-weighted assets)	92,357	13.19	28,000	4.0	42,000	6.0
Tier 1 capital (to average assets)	92,357	6.46	57,207	4.0	71,509	5.0


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

As of December 31, 2001

Company (consolidated)-
Total capital (to risk-weighted assets)	$128,098	20.05%	51,118	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	117,137	18.33	25,559	4.0	N/A	N/A
Tier 1 capital (to average assets)	117,137	10.56	44,360	4.0	N/A	N/A
Bank-
Total capital (to risk-weighted assets)	94,431	15.24	49,581	8.0	> or = $61,976	> or = 10.0%
Tier 1 capital (to risk-weighted assets)	86,663	13.98	24,790	4.0	37,186	6.0
Tier 1 capital (to average assets)	86,663	8.08	42,883	4.0	53,604	5.0

(10)  Employee Benefits

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


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

According to the Plan's actuary, and in accordance with SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits, the following summary sets forth the Plan's funded status and amounts included in the Bank's consolidated balance sheet as of December 31, 2001.

2001
(in thousands)
Benefit obligation at beginning of year	$ 4,256
Settlements	(4,907)
Plan amendments	651

Benefit obligation at end of year	$ -

Fair value of assets at beginning of year	$ 5,880
Actual return on plan assets	233
Settlements	(4,907)
Reversion to employer	(1,206)

Fair value of assets at end of year	$ -

Actuarial assumptions used in determining plan obligations and net pension expense are as follows:

	2001	2000

Discount rate used to calculate projected
benefit obligation	N/A	7.75%
Expected long-term rate of return on plan
assets	N/A	8.0%
Annual salary increase	N/A	4.5%

Service cost benefit earned during the
period	$ -	$ 413
Interest cost on projected benefit
obligation	-	320
Expected return on plan assets	-	(421)
Amortization of transition asset	-	(22)
Amortization of net gain	-	(93)

Net pension cost	$ -	$ 197

Effective May 4, 1999, the Bank adopted a 1999 Nonqualified Pension Plan (the 1999 Nonqualified Plan) for certain executive officers. The accrued liability associated with this 1999 Nonqualified Plan for the periods ended December 31, 2002 and 2001 was approximately $2,606,000 and $1,997,000, respectively. The net expense associated with the 1999 Nonqualified Plan for the years ended December 31, 2002, 2001 and 2000 was approximately $609,000, $164,000 and $136,000,


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

respectively, and is included in compensation and employee benefits in the accompanying consolidated statements of operations.

The Nonqualified Plan is being funded through a life insurance program, with policy benefits accruing to the Bank. The cash surrender value of the policies was approximately $4,437,000 and $4,246,000 at December 31, 2002 and 2001, respectively, and is included in other assets in the accompanying consolidated balance sheets.

The Bank offers a SBERA 401(k) Plan (the 401(k) Plan) for employees. Each employee reaching the age of 21 and work between 20 to 40 hours per week are eligible to participate in the first payroll of the month following their being hired. Participants are 100% vested in their accounts. Participating employees are able to contribute up to 15% of their salary, and the Bank matches 100% of a participant's deferral contribution up to the first 5% of the deferral amount subject to the maximum allowable under federal regulations. The Bank's matching contribution expense was approximately $375,000, $318,000 and $175,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and is included in compensation and employee benefits in the accompanying consolidated statements of operations.

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

At December 31, 2002 and 2001, the ESOP held unallocated shares with an aggregate cost of $6,775,000 and $7,026,000 and a market value of $23,011,000 and $14,488,000, respectively. For the years ended December 31, 2002 and 2001, $714,000 and $424,000 was charged to compensation and employee benefit expense, respectively, based on a commitment to release 19,848 shares to employees in both years.

The ESOP Restoration Plan

In 2000, the Company also implemented a plan to provide payments to certain executives who are prevented from receiving the full benefits contemplated by the ESOP's benefit formula. The payments consist of payments in lieu of shares that cannot be allocated to participants under the ESOP due to the limitations imposed on tax-qualified plans and, in the case of participants who retire before the repayment in


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

full of the ESOP's loan, payments in lieu of the shares that would have been allocated if employment had continued through the full term of the loan. The Company recognized expense of $282,000 and $160,000 for the years ended December 31, 2002 and 2001, respectively.

Stock Option Plan

In October 2000, the Company approved a stock option plan (the Plan) which was approved by the shareholders for officers, key employees and directors. The Plan is authorized to grant options to purchase up to 744,282 shares. As of December 31, 2002 and 2001, 740,582 and 731,000 options had been granted with a weighted average exercise price of $18.60 and $17.48, respectively, representing the fair market values on the dates the options were granted. Stock options vest at a rate of 20% per year and no option has a term that is longer than 10 years.

At December 31, 2002, 3,700 shares remain available for future grants. A summary of plan activity is as follows:

	Number of	Exercise Price	Weighted
	Shares	Range	Average

Outstanding, December 31, 2001	716,500	$ 15.88-28.06	17.51
Options granted	36,722	28.18-44.80	40.92
Options exercised	(39,060)	15.88-19.13	16.01
Options canceled	(27,140)	15.88-39.88	18.48

Outstanding, December 31, 2002	687,022	$ 15.88-44.80	$ 18.81

Exercisable, December 31, 2002	238,966	$ 15.88-28.06	$ 17.45

	Options Outstanding
	Number	Weighted
	Outstanding	Average	Weighted
	at	Remaining	Average
Exercise	December 31,	Contractual	Exercise
Price	2002	Life (in Years)	Price

$ 13.44-17.92	516,990	7.8	$ 15.89
17.92-22.40	59,860	8.3	19.55
26.88-31.36	78,050	9.0	28.08
35.84-40.32	14,700	9.5	38.47
40.32-44.80	17,422	10.0	44.80

Outstanding	687,022	8.1	$ 18.81


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

	Options Exercisable
	Number	Weighted
	Outstanding	Average	Weighted
	at	Remaining	Average
Exercise	December 31,	Contractual	Exercise
Price	2002	Life (in Years)	Price

$ 16.88-28.06	238,966	8.0	$ 17.45

	Number of	Exercise Price	Weighted
	Shares	Range	Average

Granted during 2000	662,250	15.88-16.81	15.88

Outstanding, December 31, 2000	662,250	15.88-16.81	15.88
Options granted	149,410	17.06-28.06	23.78
Options exercised	(14,500)	15.88-15.88	15.88
Options canceled	(80,660)	15.88-18.13	16.04

Outstanding, December 31, 2001	716,500	$ 15.88-28.06	$ 17.51

Exercisable, December 31, 2001	103,018	$ 15.88-16.81	$ 15.88

Recognition and Retention Plan

The Company adopted the Recognition and Retention Plan (RRP), which was approved by shareholders' in October 2000. The RRP is authorized to purchase up to 297,713 shares of restricted stock. These shares were purchased during the first quarter of 2001. The RRP awarded 17,400 shares and 1,000 shares as of December 31, 2002 and December 31, 2001, respectively. During the year 2002, 1,244 shares were forfeited compared to 7,000 shares forfeited during the year 2001. As of December 31, 2002, the trustee holds 4,822 shares that have not been awarded. RRP that were awarded in 2002 will vest at a rate of 25% per year compared to a 20% vesting rate for 2001 RRP awards. For the years ending December 31, 2002 and 2001, the Company recognized compensation expense of $1,298,000 and $883,000, respectively. Compensation expense is based on the market price on the grant date and amortized over the corresponding vesting period.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(11)  Financial Instruments with Off-Balance-Sheet Risk and Concentration of
        Credit Risk

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

Off-balance-sheet financial instruments whose contract amounts present credit risk include the following (in thousands):

	December 31,
	2002	2001

Commitments to originate loans-
Variable	$ 25,754	$ 22,784
Fixed	30,281	40,274
Unadvanced home equity lines of credit	172,006	167,949
Unadvanced lines of credit	19,260	16,165
Forward Commitments to sell loans	43,374	3,160
Interest rate swap-notional value	20,000	20,000

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

In 2001, as a component of its asset/liability, management activities intended to control interest rate exposure, the Bank has entered into a off-balance-sheet hedging transaction. An interest rate swap agreement, representing a transaction, which


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

involves the receiving of a variable rate and paying a fixed rate without the exchange of the underlying principal amounts. The weighted average rate of variable interest payments received was 1.63% and 2.74% during 2002 and 2001, respectively and the weighted average rate of fixed interest payments made was 4.10%. As a result of this interest rate swap, the Bank realized additional interest expense of $492,000 and $152,000 for the years ended December 31, 2002 and 2001, respectively. There was no impact on income as a result of any hedge ineffectiveness associated with this interest rate swap.

Entering into the interest rate swap agreement involves both the credit risk of dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk. While notional principal amounts are generally used to express the volume of these transactions, the amounts potentially subject to credit risk are small due to the structure of the agreements. The Bank is a direct party to this agreement that provides for the net settlement between the Bank and the counterparty, on a quarterly and semiannual basis. Should the counterparty fail to honor the agreement, the Bank's credit exposure is limited to the net settlement amount. The Bank has a net payable on this interest rate swap of $35,000 as of December 31, 2002.

(12)  Fair Values of Financial Instruments

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

Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax implications of unrealized gains and losses can also have a significant effect on the fair value of the financial instruments that could have been realized as of December 31, 2002 and 2001 or that will be realized in the future.

The following methods and assumptions were used by the Bank in estimating fair values of the Bank's financial instruments.


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

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
December 31, 2002, 2001 and 2000

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

Other Off-balance-Sheet Instruments

The fair values of commitments are estimated using the fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The Bank's commitments for unused lines of credit are at floating rates, which approximate current market rates. The fair value of the commitments to extend credit and for unused lines of credit at December 31, 2002 and 2001 were deemed immaterial to the SFAS No. 107 disclosure and have been excluded.

Certain assets are excluded from disclosure requirements, including banking premises and equipment, the intangible value of the Bank's portfolio of loans serviced for others and the intangible value inherent in the Bank's deposit relationships among others. Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of the Bank.

The estimated fair values of the Bank's financial instruments at December 31, 2002 and 2001 are as follows:

	2002		2001
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)

Financial assets-
Cash and cash equivalents	$ 20,665	$ 20,665	$ 36,244	$ 36,244
Certificates of deposit	2,262	2,262	2,126	2,126
Investment securities	549,311	550,114	279,939	280,120
Loans held-for-sale	13,718	13,718	1,571	1,571
Loans, net	836,343	867,825	774,649	786,282
Federal Home Loan Bank
stock	10,196	10,196	6,273	6,273
Savings Bank Life Insurance
stock	1,934	1,934	1,934	1,934


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

	2002		2001
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(in thousands)

Financial liabilities-
Noncertificate deposits	794,828	794,828	557,412	557,412
Certificate deposits	361,781	371,169	327,117	332,230
FHLB Advances	175,566	184,084	115,249	116,605
Off-balance-sheet-
Interest rate swap agreements	296	296	412	412

(13)  Condensed Parent Company Financial Statements

The balance sheets of the Company are as follows (in thousands):

	December 31,
	2002	2001

Assets:
Cash and due from banks	$ 2,645	$ 1
Investment in subsidiary	117,786	124,188
Other assets	678	833

Total assets	$ 121,109	$ 125,022

Liabilities and Stockholders' Equity:
FHLB borrowings	$ -	$ 1,618
Accrued expenses and other liabilities	16	6
Stockholders' equity	121,093	123,398

Total liabilities and stockholders' equity	$ 121,109	$ 125,022


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

The statements of operations of the Company are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000

Interest and Dividend Income:
Dividends received from subsidiaries	$ 8,000	$ 14,736	$ -
Interest and dividends on investment securities	5	171	247

Total income	8,005	14,907	247

Noninterest Expense:
Other operating expenses	1,435	1,078	628

Total noninterest expense	1,435	1,078	628

Income (loss) before provision for income
taxes and equity in undistributed net
income of subsidiary	6,570	13,829	(381)

(Benefit) Provision for Income Taxes	(500)	(318)	(153)

Income (loss)before equity in undistributed
net income of subsidiary	7,070	14,147	(228)

Equity in Undistributed Net Income of Subsidiary	6,509	(3,781)	6,129

Net income	$ 13,579	$ 10,366	$ 5,901


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

The statements of cash flows of the Company are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000

Cash Flows from Operating Activities:
Net income	$ 13,579	$ 10,366	$ 5,901
Adjustments to reconcile net income to
net cash provided by operating activities-
Equity in undistributed earnings of
subsidiary	(6,509)	3,781	(6,129)
Net increase (decrease) on other liabilities	10	(66)	(30)
Net decrease (increase) in other assets	156	(768)	493
Other, net	2,013	1,299	471

Net cash provided by operating
activities	9,249	14,612	766

Cash Flows from Investing Activities:
Investment in subsidiaries	-	-	(75,214)
Repayment of investment in subsidiaries	18,180	13,300	(13,940)

Net cash provided by (used in)
investing activities	18,180	13,300	(61,274)

Cash Flows from Financing Activities:
Proceeds of stock offering, net	-	-	71,820
Proceeds from short-term borrowings	-	10,080	-
Repayments of short-term borrowings	(1,618)	(8,462)	-
Purchase of treasury stock	(21,186)	(35,390)	-
Exercise of stock options	561	230	-
Purchase of stock for RRP	-	(5,453)	-
RRP and Stock Option tax benefits	328	32
Cash dividends	(2,870)	(1,464)	(372)

Net cash (used in) provided by
financing activities	(24,785)	(40,427)	71,448

Net (Decrease) Increase in Cash and Cash
Equivalents	2,644	(12,515)	10,940

Cash and Cash Equivalents, beginning of year	1	12,516	1,576

Cash and Cash Equivalents, end of year	$ 2,645	$ 1	$ 12,516


PORT FINANCIAL CORP.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

(14)  Selected Quarterly Consolidated Financial Information (unaudited)

The following table presents quarterly unaudited financial information of the Company for 2002 and 2001:

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(dollars in thousands)

2002

Total interest and dividend income	$ 21,151	$ 21,229	$ 20,286	$ 18,692
Total interest expense	8,997	9,879	9,233	8,129
Net interest income	12,154	11,350	11,053	10,563
Provision for loan losses	75	50	225	300
Net interest income after provision for
loan losses	12,079	11,300	10,828	10,263
Total other non-interest income	1,760	1,283	1,240	1,113
Total non-interest expense	7,014	6,996	7,410	6,916
Income before provision for income
taxes	6,825	5,587	4,658	4,460
Provision for income taxes	2,547	2,082	1,690	1,632

Net income	$ 4,278	$ 3,505	$ 2,968	$ 2,828

Basic earnings per share	$ 0.94	$ 0.75	$ 0.61	$ 0.57

Diluted earnings per share	$ 0.89	$ 0.71	$ 0.58	$ 0.55

Cash dividends per share	$ 0.18	$ 0.15	$ 0.15	$ 0.10

2001

Total interest and dividend income	$ 18,252	$ 17,252	$ 16,617	$ 17,515
Total interest expense	8,378	8,416	8,301	9,653
Net interest income	9,874	8,836	8,316	7,862
Provision for loan losses	500	325	200	200
Net interest income after provision for
loan losses	9,374	8,511	8,116	7,662
Gain on pension plan settlement	2,212	-	-	-
Total other non-interest income	1,094	1,449	1,140	1,401
Total non-interest expense	6,464	6,136	6,032	6,158
Income before provision for income
taxes	6,216	3,824	3,224	2,905
Provision for income taxes	2,394	1,299	1,105	1,005

Net income	$ 3,822	$ 2,525	$ 2,119	$ 1,900

Basic earnings per share	$ 0.74	$ 0.44	$ 0.34	$ 0.29

Diluted earnings per share	$ 0.72	$ 0.43	$ 0.33	$ 0.28

Cash dividends per share	$ 0.07	$ 0.07	$ 0.05	$ 0.05
