Form 10-Q
period 2003-03-31
PORT FINANCIAL CORP
filed 2003-05-15
CIK 1099517

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_____________________

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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
Yes   X        No        .

Indicate by check mark if whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes   X        No        .

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class	Outstanding at May 8, 2003

Common Stock, Par value $.01	5,288,301


TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements of Port Financial Corp.

Consolidated Balance Sheets (Unaudited) - March 31, 2003 and December 31, 2002

Consolidated Statements of Operations (Unaudited) - Three months ended March 31, 2003 and March 31, 2002

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) - Three months ended March 31, 2003 and March 31, 2002

Consolidated Statements of Cash Flows (Unaudited) - Three months ended March 31, 2003 and March 31, 2002

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

Signatures


Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Port Financial Corp.
Consolidated Balance Sheets
(Dollars in Thousands, Except Share Amounts)
	March 31,	December 31,
	2003	2002

ASSETS	(Unaudited)

Cash and due from banks	$ 12,131	$ 15,406
Other interest bearing cash equivalents	16,186	5,259

Total cash and cash equivalents	28,317	20,665

Certificates of deposit	-	2,262
Investment securities held to maturity, at amortized cost
(Fair value of $35,842 in 2003 and $40,619 in 2002)	35,142	39,807
Investment securities available for sale, at fair value	590,395	509,504
Federal Home Loan Bank Stock, at cost	11,171	10,196
Savings Bank Life Insurance Stock, at cost	1,934	1,934
Loans held for sale	9,142	13,718
Loans, net (Allowance for loan losses for $10,086
in 2003 and $10,007 in 2002)	834,863	836,343
Banking premises and equipment, net	22,581	22,843
Accrued interest receivable	6,869	6,074
Other assets	6,076	5,919

Total assets	$ 1,546,490	$ 1,469,265

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits	$ 1,208,886	$ 1,156,609
Mortgagors' escrow payments	4,101	3,919
Federal Home Loan Bank advances	196,636	175,566
Accrued expenses and other liabilities	13,014	12,078

Total liabilities	1,422,637	1,348,172

Commitments and Contingencies (Note 3)

Stockholders' Equity:
Preferred stock, $ .01 par value-
Authorized - 5,000,000 shares
Issued and outstanding - no shares	-	-
Common stock, $ .01 par value -
Authorized - 30,000,000 shares
Issued - 7,442,818 shares at March 31, 2003 and
December 31, 2002; shares outstanding 5,288,101 at
March 31, 2003 and 5,257,164 at December 31, 2002	74	74


Port Financial Corp.
Consolidated Balance Sheets-(Continued)
(Dollars in Thousands, Except Share Amounts)
	March 31,	December 31,
	2003	2002

	(Unaudited)

Additional paid-in capital	72,337	72,135
Treasury stock, at cost - 2,154,717 and	(54,581)	(55,365)
2,185,654 shares
Unearned compensation - Recognition and	(2,500)	(2,538)
Retention Plan
Unearned compensation - ESOP	(6,713)	(6,775)
Retained earnings	104,671	102,356
Accumulated other comprehensive income	10,565	11,206

Total stockholders' equity	123,853	121,093

Total liabilities and stockholders' equity	$ 1,546,490	$ 1,469,265

See the accompanying notes to the unaudited consolidated financial statements.


Port Financial Corp.
Consolidated Statements of Operations
(Dollars in Thousands Except Share and Per Share Amounts)
(Unaudited)
	Three Months Ended
	March 31,

	2003	2002

Interest and dividend income:
Interest on loans	$ 14,036	$ 14,314
Interest and dividends on investment securities	6,518	4,269
Interest on other cash equivalents	46	76
Interest on certificates of deposit	2	33

Total interest and dividend income	20,602	18,692

Interest expense:
Interest on deposits	6,446	6,695
Interest on borrowed funds	1,851	1,435

Total interest expense	8,297	8,130

Net interest income	12,305	10,562

Provision for loan losses	75	300

Noninterest income:
Customer service fees	377	326
Gain on sale of investment securities	-	72
Mortgage banking revenue	887	196
Other income	485	520

Total noninterest income	1,749	1,114

Noninterest expense:
Compensation and employee benefits	4,296	4,016
Occupancy and equipment expense	957	885
Data processing service fees	534	575
Marketing and investor relations	300	425
Other noninterest expense	1,180	1,015

Total noninterest expenses	7,267	6,916

Income before provision for income taxes	6,712	4,460
Provision for income taxes	3,452	1,632

Net income	$ 3,260	$ 2,828

Earnings per share:
Basic	$ 0.71	$ 0.57
Diluted	$ 0.67	$ 0.55

Weighted average shares outstanding:
Basic	4,599,994	4,956,737
Diluted	4,879,319	5,184,197

See the accompanying notes to the unaudited consolidated financial statements

Port Financial Corp.
Consolidated Statement of Changes in Stockholders' Equity
For The Three Months Ending March 31, 2003 and 2002
(In Thousands)
(Unaudited)

						Accumulated
		Additional		Unearned		Other
	Common	Paid-In	Treasury	Compensation	Retained	Comprehensive		Comprehensive
	Stock	Capital	Stock	ESOP/RRP	Earnings	Income	Total	Income

Balance at December 31, 2001	$ 74	$ 70,879	$ (35,095)	$ (10,365)	$ 91,652	$ 6,253	$ 123,398

Net income	-	-	-	-	2,828	-	2,828	$ 2,828
Change in unrealized gain on securities
Available for sale, net of taxes $(839)	-	-	-	-	-	(1,568)	(1,568)	(1,568)
Less reclassification of securities gains
Included in net income, net of taxes $30	-	-	-	-	-	(42)	(42)	(42)
Change in fair market value of swap
Agreement, net of taxes $ 161	-	-	-	-	-	232	232	232
Purchase of treasury stock	-	-	(5,188)	-	-	-	(5,188)	-
Exercise of stock options	-	(26)	100	-	-	-	74	-
Net forfeiture of RRP awards	-	381	-	(381)	-	-	-	-
Amortization of unearned compensation	-	84	-	297	-	-	381	-
Cash dividends - $.10 per share	-	-	-	-	(525)	-	(525)	-

Balance at March 31, 2002	$ 74	$ 71,318	$ (40,183)	$ (10,449)	$ 93,955	$ 4,875	$ 119,590	$ 1,450

Balance at December 31, 2002	$ 74	$ 72,135	$ (55,365)	$ (9,313)	$ 102,356	$ 11,206	$ 121,093

Net income	-	-	-	-	3,260	-	3,260	$ 3,260
Change in unrealized gain on securities
Available for sale, net of taxes $(497)	-	-	-	-	-	(747)	(747)	(747)
Change in fair market value of swap
Agreement, net of taxes $ 76	-	-	-	-	-	106	106	106
Exercise of stock options	-	(184)	784	-	-	-	600	-
Grant of RRP stock awards	-	215	-	(215)	-	-	-	-
Amortization of unearned compensation	-	171	-	315	-	-	486	-
Cash dividends - $.20 per share	-	-	-	-	(945)	-	(945)	-

Balance at March 31, 2003	$ 74	$ 72,337	$ (54,581)	$ (9,213)	$ 104,671	$ 10,565	$ 123,853	$ 2,619

See the accompanying notes to the unaudited consolidated financial statements


Port Financial Corp.
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)
	Three months Ended
	March 31,

	2003	2002

Cash Flows from Operating Activities:
Net income	$ 3,260	$ 2,828
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Provision for loan losses	75	300
Depreciation and amortization	438	446
Net gain from sales of available-for-sale investment securities	-	(72)
Amortization of premiums on investment securities, net	552	112
Increase in cash surrender value of life insurance policies	(48)	(48)
Gain on loan sales, net	(882)	(115)
Proceeds from sale of loans	53,901	7,709
Loans originated for sale	(48,443)	(8,848)
Amortization of unearned compensation	486	381
(Increase) decrease in other assets	(109)	291
Increase in accrued interest receivable	(795)	(1,142)
Increase in prepaid deferred tax provision	(290)	(334)
Decrease in deferred loan fees	(195)	(329)
Increase (decrease) in accrued expenses and other liabilities	1,829	(2,344)

Net cash provided by (used in) operating activities	9,779	(1,165)

Cash Flows from Investing Activities:
Proceeds from sales, maturities and principal repayments
of securities available-for-sale	74,930	21,284
Purchases of securities available-for-sale	(157,567)	(50,525)
Proceeds from maturities and principal repayments
of securities held-to-maturity	4,615	7,340
Purchases of securities held-to-maturity	-	(31,005)
Proceeds from maturities of certificates of deposit	2,263	-
Purchase of certificates of deposit	-	(33)
Purchase of FHLB stock	(976)	(1,387)
Purchase of premises and equipment	(176)	(392)
Loan originations, net	1,590	(47,000)
Recoveries of loans previously charged-off	10	4

Net cash used in investing activities	(75,311)	(101,714)


Port Financial Corp.
Consolidated Statements of Cash Flows (Continued)
(In Thousands)
(Unaudited)
	Three months Ended
	March 31,

	2003	2002

Cash Flows from Financing Activities:
Increase (decrease) in certificates of deposit	(1,099)	28,671
Increase in demand deposits, NOW accounts
and savings accounts	53,376	53,332
Increase in mortgagors' escrow payments	182	529
Increase in Federal Home Loan Bank advances	21,070	19,951
Exercise of stock options	600	74
Cash dividends	(945)	(525)
Treasury stock purchases	-	(5,188)

Net cash provided by financing activities	73,184	96,844

Net Increase in Cash and Cash Equivalents	7,652	(6,035)

Cash and Cash Equivalents, beginning of year	20,665	36,244

Cash and Cash Equivalents, end of period	$ 28,317	$ 30,209

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$ 8,143	$ 7,851

Cash paid for income taxes	$ 1,225	$ 3,404

See the accompanying notes to the unaudited consolidated financial statements


Port Financial Corp.
Notes to the Unaudited Consolidated Financial Statements

1) Basis of Presentation
The unaudited consolidated financial statements of Port Financial Corp. ("Port" or the "Company") include the accounts of the Company and its two wholly owned subsidiaries, Cambridgeport Bank (the "Bank") and Brighton Investment Corporation. Brighton Investment Corporation invests in marketable securities. The Bank is a Massachusetts-chartered stock savings bank with its headquarters located in Cambridge, Massachusetts. The Bank has four wholly-owned subsidiaries, Temple Investment Corporation, River Investment Corporation, Cambridgeport Insurance Services, Inc. and Prospect Real Estate Investment Corp. Temple Investment Corporation and River Investment Corporation both invest in securities. Cambridgeport Insurance Services, Inc. was established in April 2000 with the intention of providing insurance. It is not engaged in such activities at this time. Prospect Real Estate Investment Corp. is a real estate investment trust which holds certain mortgage loans originated by the Bank as well as mortgage-backed securities. In addition, the Bank is the sole member of Temple Realty LLC, which owns the Company's administrative center.

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


2) Stock Based Compensation
In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 established a fair-value-based method of accounting for stock-based compensation plans. The Company has determined that it will account for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123.

Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123, the pro forma net income would have been as follows:

Three Months Ended
March 31,

	2003	2002

Net income-
As reported	$ 3,260	$ 2,828
Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	(115)	(104)

Pro forma	$ 3,145	$ 2,724

Basic EPS-
As reported	$ 0.71	$ 0.57
Pro forma	$ 0.68	$ 0.55

Diluted EPS-
As reported	$ 0.67	$ 0.55
Pro forma	$ 0.64	$ 0.53

3) Commitments
At March 31, 2003, the Company had outstanding commitments to originate loans amounting to approximately $40.6 million, unadvanced funds on construction loans of approximately $1.9 million and unadvanced funds on lines of credit amounting to approximately $184.4 million.

4) Earnings Per Share
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


The following table summarizes the calculation of basic and diluted earnings per share:

	Three Months Ended
	March 31,

	2003	2002

(Dollars in thousands, Except Shares and Per Share amounts )

Net income	$ 3,260	$ 2,828

Weighted average common shares
outstanding	4,599,994	4,956,737
Dilutive effect of common stock
equivalents	279,325	227,460

Weighted average common and common
Equivalent shares outstanding	4,879,319	5,184,197

Basic earnings per share	$ 0.71	$ 0.57
Dilutive effect of common stock
equivalents	(0.04)	(0.02)

Diluted earnings per share	$ 0.67	$ 0.55

For the three months ended March 31, 2003 and 2002, there were -0- options to purchase shares of common stock, which were excluded from the calculation of diluted earnings per share because the options exercise price was greater than the average market price of the Company's common stock for the period and their inclusion would have been anti-dilutive.

5) Merger Agreement
On April 17, 2003, Port and Citizens Financial Group, Inc. ("Citizens") entered into an Agreement and Plan of Merger (the "Agreement") by and among Citizens Bank of Massachusetts ("Citizens Bank"), a wholly-owned subsidiary of Citizens, Citizens and Port. Under the terms of the Agreement, Citizens will acquire Port in a cash merger transaction for $54 per share. Pursuant to the Agreement, CambridgePort Bank will become part of Citizens Bank. The acquisition is subject to customary conditions, including shareholder and regulatory approval, and is expected to close in the third quarter of 2003.

6) Stock Repurchases
On January 22, 2003, the Company announced an eighth 5% repurchase program for a total of 262,000 shares. As of March 31, 2003 no shares have been purchased under this repurchase program.


7) Loans
The loan portfolio consisted of the following (in thousands):
	March 31,	December 31,
	2003	2002

	(Unaudited)
Real estate loans-
Residential	$464,693	$468,561
Commercial	303,589	292,160
Home equity lines of credit	68,770	76,801
Construction and land	3,945	5,000

Total real estate loans	840,997	842,522

Commercial	1,275	1,078

Consumer	2,677	2,750

Total loans	844,949	846,350

Less-Allowance for loan losses	10,086	10,007

Total loans, net	$834,863	$836,343

8) Deposits
A summary of deposit balances, by type, is as follows (in thousands):
	March 31,	December 31,
	2003	2002

	(Unaudited)

Demand deposit accounts	$ 58,577	$ 58,159
NOW accounts	136,254	158,748
Regular savings accounts	68,405	64,997
Money market accounts	584,968	512,924

Total noncertificate accounts	848,204	794,828

Term certificates-
Term certificates less than $100,000	262,363	263,865
Term certificates of $100,000 and over	98,319	97,916

Total term certificate accounts	360,682	361,781

Total deposits	$ 1,208,886	$ 1,156,609

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


investment securities, and funds provided by operations. The Bank also uses borrowings from the Federal Home Loan Bank as a source of funds for loans, investments and other assets. The largest component of the Bank's expenses is the interest it pays on deposits.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total assets increased by $77.2 million, from $1.47 billion at December 31, 2002 to $1.55 billion at March 31, 2003. This growth included increases in investment securities of $76.2 million and cash and cash equivalents of $7.7 million, partially offset by a decrease in net loans and loans held for sale of $6.1 million.

The trend in portfolio loan balances reflects residential mortgage refinancing activity in the current low interest rate environment.

Non-performing assets totaled $337,000 and $361,000 at March 31, 2003 and December 31, 2002, respectively. The balance of non-performing assets at March 31, 2003 consists of a single residential mortgage and several student loans.

The allowance for loan losses was $10.1 million at March 31, 2003, or 1.20% of total loans. This compares to $10.0 million and 1.18% at December 31, 2002. The Company believes that the current allowance for loan losses accurately reflects the size and level of risk in the loan portfolio. The Company continues to apply its consistent, systematic methodology for measuring the adequacy of the allowance for loan losses.

Deposits at March 31, 2003 totaled $1.21 billion, an increase of $52.3 million from $1.16 billion at December 31, 2002. The growth was primarily concentrated in money market accounts, which increased $72.0 million to $585.0 million at March 31, 2003. During the first quarter of 2003, the Bank continued to market its Money Manager Savings account, offering premium rates for new customer deposits.

NOW account balances declined $22.5 million, from $158.7 million at December 31, 2002 to $136.3 million at March 31, 2003, as customers transferred funds into higher yielding accounts.

Borrowings from the Federal Home Loan Bank totaled $196.6 million at March 31, 2003, an increase of $21.1 million from December 31, 2002. The Company increased its utilization of low cost, short-term borrowings during the quarter to fund loans held for sale and other short-term assets.

The $2.8 million increase in stockholders' equity to $123.9 million at March 31, 2003 from $121.1 million at December 31, 2002 was due primarily to growth of $2.3 million in retained earnings. During the quarter there was also a $784,000 reduction in treasury stock, as stock options were exercised. The effects of higher retained earnings and treasury stock balances were partially offset by a $641,000 reduction in accumulated other comprehensive income.


The following tables set forth information relating to the Company's financial condition and net interest income at and for the first quarter ending March 31, 2003 and 2002 and reflect the average yield on assets and average cost of liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned from making changes in loan rates of terms, and fees earned when real estate loans were prepaid or refinanced.

Port Financial Corp.
Average Balance Sheet
For the Third Quarter Ending March 31,
	2003			2002
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Assets:
Interest earning assets:
Short term investments(1)	$ 18,978	$ 46	0.98%	$ 19,065	$ 76	1.62%
Certificates of deposit	126	2	6.44%	2,127	33	6.29%
Investment securities(2)	559,461	6,518	4.66%	285,847	4,269	5.97%
Loans(3)	858,408	14,036	6.50%	813,910	14,314	6.99%

Total interest earning assets	1,436,973	20,602	5.70%	1,120,949	18,692	6.63%

Allowance for loan losses	(10,014)			(9,457)
Total noninterest earning assets	58,740			53,954

Total assets	1,485,699			1,165,446

Liabilities and Equity:
Interest bearing liabilities:
NOW accounts	142,979	163	0.46%	108,915	312	1.16%
Savings accounts	66,769	124	0.75%	58,194	210	1.46%
Money market deposit accounts	547,818	2,853	2.11%	355,896	2,248	2.56%
Certificate of deposit accounts	361,224	3,306	3.71%	344,633	3,925	4.62%

Total interest bearing deposits	1,118,790	6,446	2.34%	867,638	6,695	3.13%
Borrowed funds	185,020	1,851	4.00%	117,761	1,435	4.87%

Total interest bearing liabilities	1,303,810	8,297	2.58%	985,399	8,130	3.34%
Noninterest bearing deposits	60,768			52,659
Other noninterest bearing liabilities	7,464			8,874
Total noninterest bearing liabilities	68,232			61,533
Total liabilities	1,372,042			1,046,932
Stockholders' equity/retained earnings	113,657			118,514

Total liabilities and stockholders'
Equity/retained earnings	$1,485,699			$1,165,446

Net interest income		$ 12,305			$ 10,562

Net interest rate spread (4)			3.12%			3.29%
Net interest margin (5)			3.47%			3.82%
Ratio of average interest-earning assets
to average interest-bearing liabilities			110.21			113.76

(1)	Short term investments includes federal funds sold.
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


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
	Port Financial Corp.
	Rate/Volume Analysis
	Three Months Ending March 31, 2003
	Net Interest Income Increase/(Decrease)

	Due to

	Volume	Rate	Net

	(In thousands)

Interest earning assets:
Short term investments	$ -	$ (30)	$ (30)
Certificates of deposit	(36)	5	(31)
Investment securities	7,922	(5,673)	2,249
Loans	3,373	(3,651)	(278)

Total interest earning assets	11,259	(9,349)	1,910

Interest bearing liabilities:
NOW accounts	470	(619)	(149)
Savings accounts	172	(258)	(86)
Money market deposit accounts	2,872	(2,267)	605
Certificate of deposit accounts	1,110	(1,729)	(619)
Borrowed funds	1,878	(1,462)	416

Total interest bearing liabilities	6,502	(6,335)	167

Change in net interest income	$ 4,757	$(3,014)	$ 1,743


Comparison of Operating Results for the Three Months Ended March 31, 2003 and 2002

Net income for the quarter ended March 31, 2003 was $3.3 million, or $.67 per diluted share, compared to $2.8 million, or $.55 per diluted share, for the comparable prior year period. The 2003 period included an accrual of $837,000 representing an estimate of the additional state tax liability, including interest, relating to the deduction for dividends received from the Bank's real estate investment trust subsidiary (the "REIT") for the 2001 and 2002 fiscal years. Excluding the effect of this charge, the Company's after-tax income in the 2003 period was $4.1 million, or $.84 per diluted share.

Interest Income
Interest income increased $1.9 million, or 10.2%, to $20.6 million. This increase reflected the 28.2% growth in the average balance of interest-earning assets to $1.44 billion in the first quarter of 2003, from $1.12 billion in the comparable 2002 period. Partially offsetting the effect of earning asset growth was a 93 basis point decline in yield, the result of lower market interest rates in the 2003 period.

Interest on loans was $278,000 lower in the 2003 period as declining yields more than offset growth in average portfolio balances. The average yield on loans declined by 49 basis points, from 6.99% to 6.50%, while the average portfolio balance increased by $44.5 million, or 5.5%, in the 2003 period compared to the first quarter of 2002.

Income from short-term investments and investment securities rose $2.2 million, or 50.0%, reflecting the effect of higher average balances of cash, cash equivalents and investment securities in the 2003 period. Balances in these categories averaged $271.5 million, or 88.4%, higher in the 2003 period than in the first quarter of 2002. The lower interest rate environment reduced the average yield on these assets by 116 basis points, from 5.70% in the 2002 period to 4.54% in the first quarter of 2003.

Interest Expense
Total interest expense for the three months ended March 31, 2003 was $8.3 million, up $167,000 from the same period in 2002. Interest expense on deposit accounts declined $249,000 as a result of significantly lower rates on interest-bearing deposits. The average cost of interest-bearing deposits was 2.34% in the 2003 period, a reduction of 79 basis points from the first quarter of 2002. The decline in deposit rates also reflects the general reduction in market rates that occurred through 2002.

A $67.3 million increase in the average balance of borrowings resulted in a borrowing expense of $1.9 million for the three months ended March 31, 2003 compared with $1.4 million in the first quarter of 2002. The average cost of borrowings declined by 87 basis points from 4.87% in the first quarter of 2002 to 4.0% in the 2003 period.

Net Interest Income
Net interest income increased 16.5%, or $1.7 million, in the first quarter of 2003 as compared to the same period last year. The net interest margin was 3.47%, down from


3.82% in the 2002 quarter. The interest rate spread was 3.12% in the quarter ended March 31, 2003, compared with 3.29% during the same period last year.

Provision for Loan Losses
The Company recorded a provision for loan losses of $75,000 for the quarter ended March 31, 2003 and $300,000 in the same quarter of 2002. The lower provision reflects primarily the slower growth in portfolio loan balances in the 2003 period.

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

Non-Interest Income
Non-interest income totaled $1.7 million in the first quarter of 2003 compared to $1.1 million for the three months ended March 31,2002. Revenue from mortgage banking activities was $887,000 in the 2003 period, an increase of $691,000 over the comparable period in 2002, as low interest rates generated high volumes of fixed rate mortgage applications during the first quarter of 2003. The Company normally sells 30-year fixed rate mortgages it originates. Mortgage banking revenue in 2003 and 2002 included gains on sales of residential mortgages of $843,000 and $115,000 respectively. Customer service fees of $377,000 increased $51,000 in the first quarter of 2003 over the 2002 quarter, largely because of the increased number of checking accounts and fees derived from activity in those accounts.

Non-Interest Expense
Non-interest expense increased $351,000, or 5.1%, to $7.3 million for the first quarter of 2003, compared to $6.9 million in the 2002 period. Compensation and benefits expense represented the largest portion of that increase, up $280,000. The increase reflects higher commissions paid to mortgage originators, as well as higher costs of stock benefit plans, which increase as the market price of the Company's stock rises.

Occupancy expense rose $72,000 primarily reflecting the cost of the Brookline Branch, which opened in the second quarter of 2002.

The annualized expense ratio, the ratio of non-interest expense to average assets, was 1.98% for the three months ended March 31, 2003 compared to 2.41% in the 2002 period.

Provision for Income Taxes
As mentioned above, the provision for income taxes in the first quarter of 2003 includes an accrual of $837,000 for REIT-related state tax liability in 2001 and 2002. Excluding this charge, the Company's tax provision in the 2003 period was $2.6 million, representing an effective tax rate of 39.0%, compared to 36.6% for the 2002 period. The


higher tax rate reflects the fact that under the recently enacted changes to the state tax code, dividends received from REITs are no longer excluded from taxable income.

Liquidity and Capital Resources

The term "liquidity" refers to the Company's ability to generate adequate amounts of cash to fund loan originations, loan purchases, withdrawals of deposits and operating expenses. The Company's primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations. The Bank also can borrow funds from the Federal Home Loan Bank based on eligible collateral of loans and securities. The Bank's maximum borrowing capacity from the Federal Home Loan Bank at March 31, 2003 was approximately $119.0 million, net of borrowings that were currently outstanding. In addition, the Bank can enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow the Bank to borrow money, using securities as collateral.

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

At March 31, 2003, the Company exceeded each of the applicable regulatory capital requirements. The Company's leverage Tier 1 capital was $113.3 million, or 15.6% of risk-weighted assets, and 7.6% of average assets. The Company had a risk-based total capital of $125.5 million and a risk-based capital ratio of 17.3%.

See the "Consolidated Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating and financing activities for the three month periods ended March 31, 2003 and March 31, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative information about market risk is presented in the Securities and Exchange Commission Form 10-K filed by the Company for the year ended December 31, 2002.

The table below provides quantitative information on market risk as of March 31, 2003. It sets forth the estimated changes in net interest income that would result from a 200 basis point change in interest rates over the applicable twelve-month period.

As of March 31, 2004

(Dollars in thousands)
Changes in Interest Rates (Basis Points)	Net Interest Income	% Change

+200	43,241	-1.54%
0	43,919	-
-200	44,831	2.08%

During 2001, the Company entered into an interest rate swap agreement with a notional value of $20.0 million. The Company utilizes interest rate swaps to manage the risk associated with interest rate changes. Under the terms of the swap agreement, the Company receives payments based on the weekly average rate on three month U.S. Treasury bills in exchange for payments based on a fixed rate. The swap has a maturity of 2 years. This swap is intended to reduce the impact on net interest income from a rise in interest rates. This swap has been designated as a cash flow hedge of the variable cash flows associated with interest expense on the Treasury Index deposit accounts. As of March 31, 2003, the Company was receiving a variable rate of 1.174% and paying a fixed rate of 4.10% on this swap. The fair value of the swap of $114,735 as of March 31, 2003 was recorded as a liability with changes in the fair value recorded in accumulated other comprehensive income.

Item 4. Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation included meeting with the Financial Reporting Committee comprised of key officers of the Bank who oversee audit, operations and accounting functions. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

            None

Item 2.  Changes in Securities and Use of Proceeds

            None

Item 3.  Defaults Upon Senior Securities

            None

Item 4.  Submission of Matters to a Vote of Security Holders

            None

Item 5.  Other Information

      The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended March 31, 2003 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits

99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

99.2 Bank Merger Agreement

99.3 Stockholder Voting Agreement

(b)	Reports on Form 8-K

      On March 11, 2003, the Company filed a Current Report on Form 8-K announcing the accrual for REIT related state tax liability.


SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Port Financial Corp.
(Registrant)

By: /s/ James B. Keegan
James B. Keegan
Chairman and Chief Executive Officer

By: /s/ Charles Jeffrey
Charles Jeffrey
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 8, 2003


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

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 8, 2003	/s/ James Keegan

Chairman and Chief Executive Officer


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

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 8, 2003	/s/ Charles Jeffrey

Senior Vice President, Chief Financial Officer and Treasurer
